Form 10-Q
period 2004-09-30
Cogent, Inc.
filed 2004-11-15
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000—50947

COGENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4305768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Fair Oaks Avenue South Pasadena, California	91030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 799-8090

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of October 31, 2004, there were 80,787,500 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,457	$206,553
Restricted cash	—	906
Billed accounts receivable, net of allowance for doubtful accounts of $150 and $202, respectively	6,271	13,930
Unbilled accounts receivable	306	1,556
Inventory	6,319	34,594
Prepaid expenses and other current assets	267	198
Investments	—	800
Deferred income taxes	163	10,788

Total current assets	30,783	269,325
Property and equipment, net	5,696	9,819
Restricted cash	—	494
Deferred income taxes	376	3,401
Other assets	—	30
Investments	800	—

Total assets	$37,655	$283,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,572	$3,451
Accrued expenses	172	3,642
Income taxes payable	931	1,999
Payable to stockholder	—	1,800
Deferred revenues	5,111	53,523

Total current liabilities	7,786	64,415

Deferred revenues	10,153	8,194

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 60,000,000 and 80,773,750 shares respectively issued and outstanding	120	120
Additional paid-in capital	5,394	252,198
Deferred stock-based compensation	(2,924)	(11,990)
Retained earnings (deficit)	17,049	(29,905)
Accumulated other comprehensive income	77	37

Total stockholders’ equity	19,716	210,460

Total liabilities and stockholders’ equity	$37,655	$283,069

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Revenues:
Product revenues	$1,271	$19,933	$7,227	$46,248
Maintenance and services revenues	1,705	3,515	4,902	9,660

Total revenues	2,976	23,448	12,129	55,908

Cost of revenues:
Cost of product revenues (1)	651	7,577	2,859	13,094
Cost of maintenance and services revenues (1)	444	1,012	1,268	2,538
Amortization of deferred stock-based compensation (See Note 12)	89	230	167	500

Total cost of revenues	1,184	8,819	4,294	16,132

Gross profit	1,792	14,629	7,835	39,776

Operating expenses:
Research and development (1)	1,364	1,998	4,127	5,157
Selling and marketing (1)	675	840	1,905	2,444
General and administrative (1)	449	986	1,366	2,730
Amortization of deferred stock-based compensation (See Note 12)	295	2,044	707	8,262

Total operating expenses	2,783	5,868	8,105	18,593

Operating income (loss)	(991)	8,761	(270)	21,183
Other income (expense):
Interest income	28	106	59	196
Other, net	(10)	—	(30)	362
Equity in losses of investee	(62)	—	(183)	—

Total other income (expense)	(44)	106	(154)	558

Income (loss) before income taxes	(1,035)	8,867	(424)	21,741
Income tax benefit	(62)	(11,578)	(26)	(10,930)

Net income (loss)	$(973)	$20,445	$(398)	$32,671

Basic net income (loss) per share	$(0.02)	$0.33	$(0.01)	$0.54

Diluted net income (loss) per share	$(0.02)	$0.29	$(0.01)	$0.47

Shares used in computing basic net income (loss) per share	60,000	61,493	60,000	60,501

Shares used in computing diluted net income (loss) per share	60,000	70,987	60,000	69,545

Pro forma net income (loss) data: (See Note 7)
Income (loss) before income taxes, as reported	$(1,035)	$8,867	$(424)	$21,741
Pro forma provision (credit) for income taxes	(437)	4,234	(179)	10,110

Pro forma net income (loss)	$(598)	$4,633	$(245)	$11,631

Pro forma net income (loss) per share
Basic	$(0.01)	$0.08	$(0.00)	$0.19

Diluted	$(0.01)	$0.07	$(0.00)	$0.17

(1) Excludes amortization of deferred stock-based compensation as follows:
Cost of product revenues	$34	$67	$70	$144
Cost of maintenance and services revenues	55	163	97	356
Research and development expenses	202	519	430	1,331
Selling and marketing expenses	79	458	236	1,125
General and administrative expenses	14	1,067	41	5,806

	$384	$2,274	$874	$8,762

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2004
Cash Flows from operating activities:
Net income (loss)	$(398)	$32,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	527	774
Equity in losses of investee	184	—
Allowance for doubtful accounts	52	52
Amortization of deferred stock-based compensation	874	8,762
Deferred income taxes	(223)	(13,650)
Changes in assets and liabilities:	—	—
Billed accounts receivable	4,164	(7,711)
Unbilled accounts receivable	110	(1,250)
Inventory	(3,961)	(28,275)
Prepaid expenses and other assets	32	39
Accounts payable	(1,778)	1,870
Accrued expenses	1,447	3,470
Income taxes payable	260	1,068
Deferred revenues	5,896	46,453
Restricted cash	—	(1,400)

Net cash provided by operating activities	7,186	42,873

Cash Flows from investing activities:
Purchase of property and equipment	(365)	(4,897)

Net cash used in investing activities	(365)	(4,897)

Cash Flows from financing activities:
Distributions to stockholders	(408)	(77,826)
Proceeds from the issuance of common stock, net of issuance costs incurred	—	228,932
Proceeds from the exercise of stock options		42

Net cash (used in) provided by financing activities	(408)	151,148

Effect of exchange rate changes on cash	29	(28)

Net increase in cash and cash equivalents	6,442	189,096
Cash and cash equivalents, beginning of period	1,522	17,457

Cash and cash equivalents, end of period	$7,964	$206,553

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$59	$196
Income taxes	$(124)	$(1,651)
Non-cash financing activities:
Declared but unpaid dividend to stockholder	$—	$1,800
Deferred stock-based compensation	$2,945	$17,828

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – General

Company Background

Cogent, Inc. and subsidiaries (“Cogent”) was initially incorporated in the state of California on April 20, 1990 as Cogent Systems, Inc. and was reincorporated in Delaware on May 3, 2004 as Cogent, Inc. Cogent is a provider of advanced automated fingerprint identification systems (“AFIS”) solutions, which typically consist of Cogent’s Programmable Matching Accelerator, or PMA, servers and other AFIS equipment, including work stations and live-scans, bundled with our proprietary software, and other fingerprint biometrics products and solutions, to governments, law enforcement agencies and other organizations worldwide. Cogent also provides professional services and technical support and maintenance services to its customers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2004 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Registration Statement on Form S-1 Amendment No. 4 (File No. 333-115535) the (“Registration Statement”) filed with the Securities and Exchange Commission on September 23, 2004.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Registration Statement and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2004, its results of operations and its cash flows for the three and nine months ended September 30, 2003 and 2004. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the December 31, 2003 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Concentration

The Company derived a significant portion of its revenues from a limited number of customers. In 2003, the Company had four customers that individually accounted for more than 5% of revenues. Those four customers collectively accounted for 64% of revenues in 2003, of which 59% of the Company’s revenues was derived from sales directly or indirectly to various agencies of the U.S. Department of Homeland and Security (DHS). For the nine months ended September 30, 2004, the Company had six customers that collectively accounted for 81% of revenues for that period, of which 42% was derived from sales directly or indirectly to various agencies of the DHS.

Note 2 – Recent Accounting Pronouncements and Stock-Based Compensation

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

The Company measures compensation costs related to stock option plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation costs. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period, generally four years, in accordance with FASB Interpretation No. 28 “Accounting For Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income (loss) as reported	$(973)	$20,445	$(398)	$32,671
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	384	1,891	874	6,974
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all employee awards—net of the related tax effects	(499)	(2,151)	(1,234)	(7,761)

Pro forma net income (loss)	$(1,088)	$20,185	$(758)	$31,884

Net Income (loss) per share
Basic as reported	$(0.02)	$0.33	$(0.01)	$0.54

Basic—pro forma	$(0.02)	$0.33	$(0.01)	$0.53

Diluted as reported	$(0.02)	$0.29	$(0.01)	$0.47

Diluted—pro forma	$(0.02)	$0.28	$(0.01)	$0.46

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the pro forma compensation costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Risk-free interest rate	3.04%	2.92%	2.59%	2.56%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	3.5	3.0	4.38	3.05
Volatility	91%	88%	91%	94%

Note 3 – Inventory

Inventory consisted of the following:

	As of December 31, 2003	As of September 30, 2004
	(in thousands)
Materials and components	$2,828	$2,295
Inventories and costs relating to long-term contracts	3,491	32,299

	$6,319	$34,594

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed.

Note 4 - Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist solely of stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Numerator:
Income (loss) available to common stockholders	$(973)	$20,445	$(398)	$32,671

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	60,000	61,493	60,000	60,501
Effect of dilutive securities:
Stock options	—	9,494	—	9,044

Dilutive potential common stock	—	9,494	—	9,044

Denominator for diluted income (loss) per share—adjusted weighted average shares	60,000	70,987	60,000	69,545

Basic income (loss) per share	$(0.02)	$0.33	$(0.01)	$0.54

Diluted income (loss) per share	$(0.02)	$0.29	$(0.01)	$0.47

For the three and nine months ended September 30, 2003, approximately 8,003,000 and 7,587,000 weighted average potentially dilutive common shares, respectively, were not included in the diluted earnings per share calculation as their impact would have been anti-dilutive.

Note 5 – Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments, are included in accumulated other comprehensive income.

The components of total comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(In thousands)		(In thousands)
Net income (loss)	$(973)	$20,445	$(398)	$32,671
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	—	1	—	(40)

Total income (loss)	$(973)	$20,446	$(398)	$32,631

Note 6 – Income Taxes

Prior to the Company’s initial public offering, the Company elected to be treated as an S Corporation for U.S. federal income tax purposes. Under this election, the Company’s stockholders, rather than the Company, were subject to federal income taxes on their respective share of the Company’s taxable income. The Company elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at the corporate level of 1.5%. The Company was also subject to state income taxes in various other states in which it does business.

Effective September 22, 2004, the Company terminated its S Corporation status. As a result of the termination of its S Corporation status, the Company recorded a one-time non cash credit of approximately $12,700,000 to its income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax assets as of the termination date. The ultimate amount of such previously unrecognized deferred income tax assets will be determined upon completion of the Company’s income tax returns for the period through the termination date. As a result of the termination of the Company’s S Corporation status, the Company will be subject to federal and certain state income taxes at the corporate level at statutory rates.

Note 7 - Pro Forma Net Income (Loss) and Pro Forma Net Income (Loss) Per Share

Pro forma net income (loss) reflects the income tax expense (credit) that would have been reported by the Company had it been subject to income taxes at the corporate level during all periods presented.

Pro forma net income (loss) per share is computed by dividing the pro forma net income (loss) available to common stockholders for the period by the weighted average number of shares of common shares and potentially dilutive common shares outstanding during the period.

Note 8 – Initial Public Offering

In September 2004, the Company completed the sale of 20,700,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $12.00 per share. A total of $248,400,000 in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $17,388,000 and offering expenses of $2,080,000, net proceeds were $228,932,000. A portion of the net proceeds from the initial public offering, together with the Company’s existing cash balances, was used to fund a final dividend of $65,500,000 to its stockholder of record prior to its initial public offering in connection with the termination of its prior S Corporation status.

Note 9 - S Corporation Dividend

Prior to the initial public offering, the Company declared a dividend of $65,500,000 to its stockholder of record representing the estimated amount of undistributed cumulative income that had been taxed or is taxable to such stockholder through the date of termination of S Corporation election. Upon completion of the initial public offering, the Company paid $63,700,000 of this dividend. The remaining unpaid dividend of $1,800,000 is reflected as a payable to the stockholder on the Company’s balance sheet as of September 30, 2004.

Note 10 – Contract with National Electoral Council in Venezuela

In the third quarter of 2004, the Company entered into contracts with a total value of $54,000,000 with the National Electoral Council (“CNE”) of Venezuela. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service to be used by the CNE in connection with national and regional elections in Venezuela. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the August 15, 2004 Venezuela national election. During the quarter ended September 30, 2004, the Company recognized approximately $7,000,000 of revenue representing the estimated fair value of the lease component of the contracts. The estimated value of the lease component was based upon an independent valuation. The remaining $47,000,000 of revenue is being recognized ratably from the date of acceptance over the one year maintenance period of the contracts.

Note 11 – Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	3 Months Ended September 30, 2003
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$767	$315	$155	$34	$1,271
Maintenance and services revenues	1,390	223	92	—	1,705

Total	$2,157	$538	$247	$34	$2,976

	3 Months Ended September 30, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$17,721	$49	$3	$2,160	$19,933
Maintenance and services revenues	2,898	333	284	—	3,515

Total	$20,619	$382	$287	$2,160	$23,448

	9 Months Ended September 30, 2003
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$4,873	$1,456	$864	$34	$7,227
Maintenance and services revenues	3,771	623	508	—	4,902

Total	$8,644	$2,079	$1,372	$34	$12,129

	9 Months Ended September 30, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$38,258	$3,851	$443	$3,696	$46,248
Maintenance and services revenues	8,195	840	625	—	9,660

Total	$46,453	$4,691	$1,068	$3,696	$55,908

At September 30, 2004 and December 31, 2003, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $9,819,000, and $5,696,000, respectively.

Note 12 – Restated Quarterly Results

Subsequent to the issuance of its consolidated financial statements for the periods ended March 31, 2004 and June 30,2004 an error was discovered in the calculation of amortization of deferred stock-based compensation that extended back into 2003. As a result, the Company’s results of operations for the nine months ended September 30, 2004 include amounts for the six months ended June 30, 2004 that have been restated from the amounts previously reported for the quarters ended March 31, 2004 and June 30, 2004, and the six months ended June 30, 2004. The effects of the error in 2003 were not significant and have been recognized in the quarter ended March 31, 2004. A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
Three months ended March 31, 2004	(In thousands)

Amortization of deferred stock-based compensation	$3,471	$4,337
Income before income taxes	5,694	4,828
Net income	5,327	4,517
Basic net income per share	$0.09	$0.08
Diluted net income per share	$0.08	$0.07

The amounts related to amortization of deferred stock-based compensation are as follows:

Cost of product revenues	$50	$32
Cost of maintenance and services revenues	131	82
Research and development expenses	482	318
Selling and marketing expenses	462	371
General and administrative expenses	2,346	3,534

Three months ended June 30, 2004

Amortization of deferred stock-based compensation	$2,716	$2,151
Income before income taxes	7,481	8,046
Net income	7,168	7,709
Basic net income per share	$0.12	$0.13
Diluted net income per share	$0.10	$0.11

The amounts related to amortization of deferred stock-based compensation are as follows:

Cost of product revenues	$52	$46
Cost of maintenance and services revenues	125	110
Research and development expenses	522	494
Selling and marketing expenses	331	296
General and administrative expenses	1,686	1,205

Six months ended June 30, 2004

Amortization of deferred stock-based compensation	$6,187	$6,488
Income before income taxes	13,175	12,874
Net income	12,495	12,226
Basic net income per share	$0.21	$0.20
Diluted net income per share	$0.18	$0.18

The amounts related to amortization of deferred stock-based compensation are as follows:

Cost of product revenues	$102	$78
Cost of maintenance and services revenues	256	192
Research and development expenses	1,004	812
Selling and marketing expenses	793	667
General and administrative expenses	4,032	4,739

Note 13 – Subsequent Events

In October 2004, the Company paid $1,800,000 to its stockholder of record prior to its initial public offering representing the unpaid portion of the S Corporation dividend as of September 30, 2004.

In October 2004, the Company completed the sale of its 10% ownership interest in Beijing Jinchen Ciccone Security Printing Company for $2,000,000. The carrying value of this investment was $800,000 resulting in a $1,200,000 gain on the sale to be recognized in the fourth quarter.

Note 14 – Commitments and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Form S-1 previously filed with the Securities and Exchange Commission.

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. We experienced a significant increase in our revenues and net income in the fourth quarter of 2003 and the first nine months of 2004 as the market for our AFIS and other fingerprint biometric solutions expanded primarily due to increased demand by the Department of Homeland Security (DHS) for our AFIS solutions and to the $54 million contract we entered into in the third quarter of 2004 with the National Electoral Council in Venezuela for the deployment and sale of an automated fingerprint identification and voter authentication/matching system. There can be no assurance that our revenues or net income will continue to grow at the same rates as in the past or at the rate we expect or that we will achieve similar results in future periods.

Sources of Revenue

Revenues. We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator, or PMA, servers and other AFIS equipment, including work stations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. To a lesser extent, we generate product revenues from sales of our proprietary biometrics application specific integrated circuit, or ASIC, and biometrics products that incorporate our ASIC. Revenues from sales of our ASIC and products that incorporate our ASIC have historically been immaterial and accounted for less than 1% of our total revenue in both 2003 and the nine months ended September 30, 2004. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. For larger AFIS deployments, the maintenance period is frequently longer than one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

We market our solutions primarily to U.S. and foreign government agencies and law enforcement agencies. In a typical contract with a government agency for an initial AFIS deployment, we agree to design the AFIS, supply and install equipment and software and integrate the AFIS within the agency’s existing network infrastructure. These initial deployment contracts frequently require significant modification or customization of our solution as part of our integration services. These contracts provide for billings up to a fixed price total contract value upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. These customers usually impose specific performance and acceptance criteria that must be satisfied prior to invoicing for each milestone or delivery. When customers purchase AFIS solutions that do not require significant modification or customization of our software, whether as an initial deployment or as an expansion of an existing AFIS, we typically agree to deliver the products and perform limited installation services subject to customer-specific acceptance criteria. Certain of our customers, including the DHS, submit purchase orders under blanket purchase order agreements. Blanket purchase order agreements set out the basic terms and conditions of our arrangement with the customer and simplify the procedures for ordering our products to avoid administrative processes that would otherwise apply, particularly with the federal government. The billing of these contracts is generally tied to delivery and acceptance of specific AFIS equipment, usually our PMA servers or live-scans. Most of our contracts for AFIS solutions also include an ongoing maintenance obligation that we honor over a term specified in the deployment contract or the blanket purchase order agreement. The nature of our business and our customer base is such that we negotiate a set of unique terms for each contract that are based upon the purchaser’s standard form of documentation.

The principal factor contributing to our growth in revenues over the last four quarters is increased demand by the DHS for our Live-ID AFIS solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program. We anticipate that the DHS will continue to require more of our PMA servers, live-scans and related equipment, services and software to satisfy the mandated rollout plan for US-VISIT, and that the DHS will continue to account for a substantial portion of our revenues for the foreseeable future. We do not have any long-term contracts with the DHS for the sale of our products and our future sales to the DHS will depend upon the receipt of additional purchase orders from the DHS. Any delay or other change in the rollout of US-VISIT would cause our revenues to fall short of our expectations. We also expect to experience increased demand from a number of other governments as they deploy AFIS solutions at points of entry and exit, including borders, seaports and airports. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions at points of entry and exit are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

Another significant factor contributing to the growth in our revenues was the $54 million contract we entered into in the third quarter of 2004 with the National Electoral Council in Venezuela for the deployment and sale of an automated fingerprint identification and voter authentication/matching system.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of product revenues consists principally of compensation costs incurred in designing, integrating, installing and in some cases, customizing AFIS solutions and the costs associated with manufacturing, assembling and testing our AFIS solutions. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs, payments to contract manufacturers that perform assembly functions and payments to subcontractors. Cost of maintenance and services revenues consists of customer support costs, training and professional service expenses, including compensation. Cost of revenues also includes amortization of deferred stock-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, new product introductions by us and our competitors and agreements entered into with our subcontractors.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, fees paid to consultants and outside service providers, depreciation of development and test equipment, prototyping expenses related to the design, development, testing and enhancements of our products, and the cost of computer support services. We expense all research and development costs as incurred. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. We are committed to the continued development of new and enhanced technologies to meet the evolving needs of our customers, and we expect we will increase our research and development expenses in absolute dollars in the future. Research and development expenses as presented do not include amortization of deferred stock-based compensation allocable to personnel performing services related to research and development.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel and consultants engaged in marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. We expect that our sales and marketing expenses will increase in absolute dollars. Sales and marketing expenses as presented do not include amortization of deferred stock-based compensation allocable to personnel performing services related to sales and marketing.

General and Administrative. General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, insurance, information technology, administrative activities and legal and accounting fees. We expect our general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company. General and administrative expenses as presented do not include amortization of deferred stock-based compensation allocable to personnel performing general and administrative services.

Amortization of Deferred Stock-Based Compensation. In connection with the grant of stock options during the year ended December 31, 2003, and the nine months ended September 30, 2004, we recorded $4.4 million and $17.8 million in deferred stock-based compensation within stockholders’ equity and a corresponding amount in additional paid in capital, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including our historical and anticipated operating results and the earnings and revenue multiples implicit in the trading prices of securities of comparable companies. Because there was no public market for our common stock prior to our initial public offering, the amount of the compensatory charge is not based on an objective measure such as the trading price of our common stock. For the the nine months ended September 30, 2003 and 2004, we recognized expense for amortization of deferred stock compensation of $874,000 and $8.8 million, respectively. As of September 30, 2004, we had an aggregate of $12.0 million of deferred stock-based compensation remaining to be amortized. This deferred compensation balance will be amortized as follows: $2.2 million in the fourth quarter of 2004; $5.8 million in 2005; $2.9 million in 2006; $1.0 million in 2007; and $61,000 in 2008. We are amortizing the deferred compensation on an accelerated basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited.

Prior S Corporation Status

In 1992, we elected to be treated for federal and certain state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state laws. As a result, our earnings since such initial election and through September 21, 2004, were included in the taxable income of our stockholders for federal and certain state income tax purposes, and we were subject only to reduced amounts of state income tax on such earnings. By reason of our treatment as an S Corporation for federal and state income tax purposes, from 1992 to September 2004 we paid dividends to our stockholders. We terminated our S Corporation status effective September 22, 2004, and beginning on that date we were and are treated for federal and state income tax purposes as a C Corporation under Subchapter C of the Code and, as a result, are now subject to state and federal income taxes.

We declared as a dividend to our stockholder of record prior to our initial public offering, and subsequently distributed, the undistributed balance of our federal tax-exempt earnings and taxable earnings included or includable in the taxable income of our stockholders as a result of our S Corporation status through December 31, 2003. We also declared as a dividend to our stockholder of record prior to our initial public offering, in the same manner and at the same time our estimate of such amounts for the period beginning on January 1, 2004 and ending on the day before we terminated our S Corporation election (September 22, 2004). The total final dividend was $65.5 million. We expect that our 2004 taxable earnings and income will be greater than our net income calculated in accordance with GAAP primarily due to the inclusion of certain revenues in taxable income that are deferred under GAAP.

All pro forma income taxes and pro forma net income (loss) data reflect adjustments for federal and state income taxes as if we had been taxed as a C Corporation rather than an S Corporation.

Internal Control Over Financial Reporting

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be misstated and our reputation may be harmed. Prior to commencement of our preparations for our initial public offering, we operated primarily on a cash accounting basis consistent with our status as a privately held S Corporation. In connection with the audit of our financial statements for the three years ended December 31, 2003, in May 2004 our independent registered public accounting firm (“independent auditors”) reported to our audit committee several matters that are “reportable conditions” and “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, reportable conditions are significant deficiencies in our internal controls that, in our independent auditors’ judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our financial statements. For information concerning the material weaknesses reported by our independent auditors in May 2004 in connection with their audit of our financial statements for the three years ended December 31, 2003 and our responsive measures, see “Risk Factors.”

We believe that the remedial measures we have taken address the material weaknesses identified by our independent auditors. We believe that we are able to accurately report on a timely basis our financial condition and results of operations. However, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We have only limited operating experience with the improvements we have made to date. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our independent auditors. Our independent auditors have not evaluated the measures we have taken or plan to take to address the material weaknesses described in the “Risk Factors” section of this document.

On November 1, 2004, we published operating results for the three and nine months ended September 30, 2004 through a press release and the filing of a Current Report on Form 8-K. Subsequent to that date and prior to the date of filing of this Quarterly Report on Form 10-Q, a deficiency was discovered in one of our controls over the spreadsheets used in calculating amortization of deferred stock-based compensation. The corrected calculation has been reflected in the financial statements included in this Quarterly Report, and we have corrected the control deficiency that led to this error. The previously disclosed results of operations for the three months ended September 30, 2004 overstated amortization of deferred stock-based compensation and understated net income by $716,000 and $643,000, respectively. The previously disclosed results of operations for the nine months ended September 30, 2004 overstated amortization of deferred stock-based compensation and understated net income by $415,000 and $374,000, respectively. As discussed in Note 12 to the Condensed Consolidated Financial Statements, the quarters ended March 31, 2004 and June 30, 2004, and the six months ended June 30, 2004 were restated. In addition, the accompanying Management’s Discussion and Analysis (“MD&A”) gives effect to this restatement.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to percentage-of- completion, bad debts, inventories, investments, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	commitments and contingencies;

•	allowance for doubtful accounts; and

•	accounting for taxes.

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

Product Revenues

The timing of product revenues recognition is dependent on nature of the product sold.

•	Revenues associated with AFIS solutions that do not require significant modification, or customization of our software, exclusive of amounts allocated to maintenance for which we have vendor-specific objective evidence of fair value, or VSOE, is recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided all other criteria for revenue recognition have been met. For example, we recognize revenue in this manner from sales of our PMA servers to the DHS under our blanket purchase agreement with the DHS. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

•	Revenues associated with AFIS solutions that require significant modification, or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period.

•	Revenue associated with the sale of our ASIC applications and other biometric products, excluding maintenance when applicable, is recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable. We recognize revenue in this manner upon shipment of our BioGate and MobileIdent products. The amount of these revenues has historically not been significant.

•	Revenue associated with service offerings where we maintain and operate a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. We consider substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the software license fee is comparable to our normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in product revenues and recognized ratably over the term of the maintenance period.

Services Revenues

Professional services revenue is primarily derived from engineering services and AFIS system operation and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-and-materials basis. The majority of our professional services are performed either directly or indirectly for U.S. government organizations. Revenue from such services is recognized as the services are provided.

Revenue Recognition Criteria

We recognize revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and VSOE of the fair value of any undelivered element exists.

Persuasive evidence of an arrangement: We use either contracts signed by both the customer and us or written purchase orders issued by the customer that legally bind us and the customer as evidence of an arrangement.

Product delivery: We deem delivery to have occurred when AFIS solutions are installed and, when required under the terms of a particular arrangement, upon acceptance by the customer. Shipments of our ASICs and other biometric products are recognized as revenue when shipped and title and risk of ownership has passed to the buyer.

Fixed or determinable fee: For product arrangements not accounted for using the percentage-of-completion method, we consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due.

Commitments and Contingencies. We periodically evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Allowances for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of September 30, 2004, our net deferred tax assets were approximately $14.2 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Consolidated Statements of Operations Data:
Revenues:
Product revenues	42.7%	85.0%	59.6%	82.7%
Maintenance and services revenues	57.3	15.0	40.4	17.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	21.9	32.3	23.6	23.4
Cost of maintenance and services revenue	14.9	4.3	10.4	4.5
Amortization of deferred stock-based compensation	3.0	1.0	1.4	0.9

Total cost of revenues	39.8	37.6	35.4	28.8

Gross profit	60.2	62.4	64.6	71.2

Operating expenses:
Research and development	45.8	8.5	34.0	9.2
Selling and marketing	22.7	3.6	15.7	4.4
General and administrative	15.1	4.2	11.3	4.9
Amortization of deferred stock-based compensation	9.9	8.7	5.8	14.8

Total operating expenses	93.5	25.0	66.8	33.3

Income (loss) from operations	(33.3)	37.4	(2.2)	37.9
Income (loss) before income taxes	(34.8)	37.8	(3.5)	38.9
Income tax provision (benefit)	(2.1)	(49.4)	(0.2)	(19.5)

Net income (loss)	(32.7)%	87.2%	(3.3)%	58.4%

Pro forma net income (loss) data:
Pro forma provision (credit) for net income taxes	(14.7)%	18.1%	(1.48)%	18.1%
Pro forma net income	(20.1)%	19.8%	(2.02)%	20.8%

Comparison of Results for the Three Months Ended September 30, 2004 and 2003

Revenues. Revenues were $23.4 million for three months ended September 30, 2004 compared to $3.0 million for the three months ended September 30, 2003. This substantial increase in revenues resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include recent legislation passed in the United States and in many foreign jurisdictions mandating the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, recent terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $19.9 million for the three months ended September 30, 2004 compared to $1.3 million for the three months ended September 30, 2003. The $18.6 million increase in product revenues resulted primarily from revenue recognized on the AFIS solution delivered to the National Electoral Council (“CNE”) in Venezuela. In the third quarter of 2004, we entered into a $54 million contract with the CNE for the deployment and sale of an automated fingerprint identification and voter authentication/matching system. Revenue recorded on this contract totaled $15.0 million in the third quarter with the remaining $39.0 million recorded in deferred revenue to be recognized ratably over the remaining portion of the one year maintenance period. Maintenance and services revenues increased by 106% to $3.5 million for the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003. The $1.8 million increase was due to an increase in engineering services and maintenance revenues associated with higher product sales. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the three months ended September 30, 2004.

Gross Profit. Gross profit as a percentage of revenues was 62.4% for the three months ended September 30, 2004 compared to 60.2% for the three months ended September 30, 2003. Amortization of deferred stock-based compensation included in cost of revenues increased to $230,000 for the three months ended September 30, 2004 from $89,000 for the three months ended September 30, 2003, which accounted for one and three percentage points of revenues for these respective periods. Product gross margins were 61.7% for the three months ended September 30, 2004 compared to 46.1% for the three months ended September 30, 2003. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $67,000 and $34,000 for the three months ended September 30, 2004 and 2003, respectively, which reduced product gross margins by less than one and approximately three percentage points for these respective periods. The increase in product gross margins was primarily due to the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $7.6 million for the three months ended September 30, 2004 from $651,000 for the three months ended September 30, 2003. Maintenance and services gross margins were 66.6% for the three months ended September 30, 2004 compared to 70.7% for the three months ended September 30, 2003. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $163,000 and $55,000 for the three months ended September 30, 2004 and 2003, respectively, which reduced maintenance and service margins by approximately five and three percentage points for these respective periods. Costs of maintenance and service revenues increased to $1.0 million for the three months ended September 30, 2004 from $444,000 for the three months ended September 30, 2003. Gross margins for the fourth quarter of 2004 may decrease due to the impact of the CNE contract.

Research and Development. Research and development expenses as presented increased to $2.0 million, or 8.5% of revenues, for the three months ended September 30, 2004 compared to $1.4 million, or 45.8% of revenues for the three months ended September 30, 2003. The increase was primarily due to an increase in research and development compensation expense of $415,000, which was primarily attributable to an increase in research and development personnel from 42 to 53 to support development efforts for the three months ended September 30, 2003 compared to September 30, 2004.

Selling and Marketing. Selling and marketing expenses as presented increased to $840,000 for the three months ended September 30, 2004 from $675,000 for the three months ended September 30, 2003. The increase in absolute dollars was primarily due to an increase in selling and marketing compensation expense of $98,000, which was primarily due to an increase in sales and marketing personnel from 9 to 12 to support our expanded customer base. Additionally, a $26,000 increase in business development activities in Europe and Africa and a $49,000 increase in trade show expenses also contributed to the increase in selling and marketing expenses.

General and Administrative. General and administrative expenses as presented increased to $986,000, or 4.2% of revenues, for the three months ended September 30, 2004 compared to $449,000, or 15.1% of revenues, for the three months ended September 30, 2003. The increase in absolute dollars was attributable to increased outside legal and accounting fees of $172,000, and a net increase in compensation expense of $200,000 related to an increase in general and administrative personnel from 12 to 15, including the addition of a Chief Financial Officer, a Corporate Controller and a Director of Financial Planning and Analysis. Various costs, such as board of director fees, insurance and franchise taxes, associated with our growth and transition to a public company resulted in an increase in general and administrative expenses of $60,000.

Interest Income. We earned interest income of $106,000 during the three months ended September 30, 2004 compared to $28,000 during the three months ended September 30, 2003. The higher interest income resulted primarily from higher cash balances.

Loss from Equity Investment. In fiscal year 2003, we conducted an impairment analysis of our equity investment in Kinetic Science, Inc., or KSI, and recorded an impairment charge during 2003 of $435,000 which represented the entire remaining carrying value of the investment. During the three months ended September 30, 2003, we recorded losses from our equity investment in KSI of $62,000.

Income Tax Provision (Benefit). We recognized a net income tax benefit of $11.6 million during the three months ended September 30, 2004 primarily as a result of the termination of our S Corporation status and the related recognition of previously unrecognized net deferred tax assets in the quarter ended September 30, 2004. A tax benefit of $62,000 was recorded during the three months ended September 30, 2003 due to the net loss incurred in the period and based on our tax rate as an S Corporation.

Comparison of Results for the Nine Months Ended September 30, 2004 and 2003

Revenues. Revenues were $55.9 million for nine months ended September 30, 2004 compared to $12.1 million for the nine months ended September 30, 2003. As discussed above, this substantial increase in revenues has resulted from a number of factors driving the growth in the market for AFIS solutions. Product revenues were $46.2 million for the nine months ended September 30, 2004 compared to $7.2 million for the nine months ended September 30, 2003. The $39.0 million increase in product revenues resulted primarily from solutions sold to the DHS for the US-VISIT program and an AFIS solution delivered to the CNE in Venezuela. Product sales to the DHS for the US-VISIT program in the nine months ended September 30, 2004 totaled $16.8 million compared to $1.1 million during the nine months ended September 30, 2003. As discussed above, product sales also included $15.0 million in revenue recorded on the $54 million contract with CNE. Maintenance and services revenues increased by 97% to $9.7 million for the nine months ended September 30, 2004 from $4.9 million for the nine months ended September 30, 2003. The $4.8 million increase was due to an increase in engineering services and maintenance revenues associated with higher product sales. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the nine months ended September 30, 2004.

Gross Profit. Gross profit as a percentage of revenues was 71.2% for the nine months ended September 30, 2004 compared to 64.6% for the nine months ended September 30, 2003. Amortization of deferred stock-based compensation included in cost of revenues increased to $500,000 for the nine months ended September 30, 2004 from $167,000 for the nine months ended September 30, 2003, which accounted for approximately one percentage point of revenues for these respective periods. Product gross margins were 71.3% for the nine months ended September 30, 2004 compared to 59.5% for the nine months ended September 30, 2003. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $144,000 and $70,000 for the nine months ended September 30, 2004 and 2003, respectively, which reduced product gross margins by less than one and approximately one percentage point for these respective periods. The increase in product gross margins was due to product mix as well as the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $13.1 million for the nine months ended September 30, 2004 from $2.9 million for the nine months ended September 30, 2003. Maintenance and services gross margins were 69.3% for the nine months ended September 30, 2004 compared to 72.2% for the nine months ended September 30, 2003. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $356,000 and $97,000 for the nine months ended September 30, 2004 and 2003, respectively, which reduced maintenance and service margins by approximately four and two percentage points for these respective periods. Costs of maintenance and service revenues increased to $2.5 million for the nine months ended September 30, 2004 from $1.3 million for the nine months ended September 30, 2003.

Research and Development. Research and development expenses as presented increased to $5.2 million, or 9.2% of revenues, for the nine months ended September 30, 2004 compared to $4.1 million, or 34% of revenues for the nine months ended September 30, 2003. The increase was primarily due to an increase in research and development compensation expense of $865,000 which was primarily attributable to an increase in research and development personnel to support development efforts for the nine months ended September 30, 2003 compared to September 30, 2004.

Selling and Marketing. Selling and marketing expenses as presented increased to $2.4 million for the nine months ended September 30, 2004 from $1.9 million for the nine months ended September 30, 2003. The increase in absolute dollars was primarily due to an increase in selling and marketing compensation expense of $254,000, which was primarily due to an increase in sales and marketing personnel support our expanded customer base. Additionally, a $122,000 increase in business development activities in Europe and Africa and a $60,000 increase in trade show expenses also contributed to the increase in selling and marketing expenses.

General and Administrative. General and administrative expenses as presented increased to $2.7 million, or 4.9% of revenues, for the nine months ended September 30, 2004 compared to $1.4 million, or 11.3% of revenues, for the nine months ended September 30, 2003. The increase in absolute dollars was attributable to increased outside legal and accounting fees of $539,000, a net increase in compensation expense of $380,000 related to an increase in general and administrative personnel, including the addition of a Chief Financial Officer, a Corporate Controller and a Director of Financial Planning and Analysis. Various costs, such as board of director fees, insurance and franchise taxes, associated with our growth and transition to a public company resulted in an increase in general and administrative expenses of $196,000.

Interest Income We earned interest income of $196,000 during the nine months ended September 30, 2004 compared to $59,000 during the nine months ended September 30, 2003. The higher interest income resulted primarily from higher cash balances.

Other, net During the nine months ended September 30, 2004, we recorded other income of $362,000 related to a dividend declared and paid on our 10% ownership interest in Beijing Jinchen Ciccone Security Printing Company. As of September 30, 2004, the carrying value of this investment was $800,000. We sold this investment in the fourth quarter of 2004 and will be recognizing a $1.2 million pre-tax gain on the sale.

Loss from Equity Investment In fiscal year 2003, we conducted an impairment analysis of our equity investment in KSI and recorded an impairment charge during 2003 of $435,000 which represented the entire remaining carrying value of the investment. During the nine months ended September 30, 2003, we recorded losses from our equity investment in KSI of $183,000.

Income Tax Provision (Benefit). We recognized a net income tax benefit of $11.0 million during the nine months ended September 30, 2004 primarily as a result of the termination of our S Corporation status and the related recognition of previously unrecognized net deferred tax assets in the quarter ending September 30, 2004. A tax benefit of $26,000 was recorded during the nine months ended September 30, 2003 due to the net loss incurred in the period and based on our tax rate as an S Corporation.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. In September 2004, we completed our initial public offering, including the exercise of the underwriters over-allotment option, and received net proceeds of approximately $228.9 million. As of September 30, 2004, we had $206.6 million in cash and cash equivalents.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash generated from operating activities was $42.9 million and $7.2 million during the nine months ended September 30, 2004 and 2003, respectively. The cash generated from operations for the nine months ended September 30, 2004 primarily resulted from net income of $32.7 million, an increase in deferred revenue of $46.5 million, amortization of deferred stock-based compensation of $8.8 million partially offset by an increase in billed and unbilled accounts receivable of $9.0 million, an increase in inventory of $28.3 million and deferred income taxes of $13.7 million.

For the nine months ended September 30, 2004 and 2003, cash used in investing activities was $4.9 million and $365,000, respectively. Investing activities in both periods consisted of capital expenditures, which consist primarily of computer equipment for our engineering and service departments.

Net cash provided by financing activities was $151.1 million for the nine months ended September 30, 2004 which consisted of $228.9 million in net proceeds from our initial public offering in September 2004 and $42,000 in proceeds from the exercise of stock options partially offset by $77.8 million of cash distributions to our previous stockholders including dividends paid to our previous stockholders primarily to fund such stockholders’ tax liabilities related to our S Corporation earnings as well as payment of $63.7 million out of the $65.5 million final dividend of our undistributed accumulated S Corporation earnings to our stockholder of record prior to our initial public offering. The remaining $1.8 million of the final dividend to our stockholder of record prior to the initial public offering was paid in October 2004. Net cash used in financing activities was $408,000 for the nine months ended September 30, 2003 which consisted of cash dividends to our previous stockholders primarily to fund such stockholders’ tax liabilities related to our S Corporation earnings.

Other than the remaining $1.8 million liability for the final dividend of our undistributed accumulated S Corporation earnings, we currently have no material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No.03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

RISK FACTORS

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our unaudited financial statements and the related notes.

Our business could be adversely affected by significant changes in the contracting or fiscal policies of governments and governmental entities.

We derive substantially all of our revenues from contracts with international, federal, state and local governments and government agencies, and subcontracts under federal government prime contracts, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect our financial performance. Among the factors that could adversely affect our business are:

•	changes in fiscal policies or decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security and defense issues;

•	potential delays or changes in the government appropriations process;

•	uncertainties associated with the upcoming U.S. presidential and congressional elections; and

•	delays in the payment of our invoices by government payment offices.

These and other factors could cause governments and governmental agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have an adverse effect on our business, financial condition and results of operations. Many of our government customers are subject to stringent budgetary constraints. We have substantial contracts in place with many government agencies, particularly the U.S. Department of Homeland and Security (DHS), and our continued performance under these contracts, or award of additional contracts from these agencies, could be adversely affected by spending reductions or budget cutbacks at these agencies.

In 2003 and for the nine months ended September 30, 2004, we derived 64% and 81%, respectively, of our revenues from a limited number of customers, including 59% and 42%, respectively, directly or indirectly from various agencies of the DHS.

We have derived, and we believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2003, we had four customers that individually accounted for more than 5% of revenues. Those four customers collectively accounted for 64% of revenues in 2003, of which 59% of our revenues was derived from sales directly or indirectly to various agencies of the DHS. For the nine months ended September 30, 2004, we had six customers that collectively accounted for 81% of revenues for that period, of which 42% was derived from sales directly or indirectly to various agencies of the DHS. Our most significant customer since 1995 has been, and for the foreseeable future is expected to continue to be, the DHS and its predecessor entities. We expect that sales under our contract with the DHS for the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program will account for a majority of our revenues in 2004. The success of our business is substantially dependent on the continuation of our relationship with the DHS and our sales to the DHS. If the DHS reduces or delays its purchases from us or terminates its relationship with us, our revenues will decline and our financial condition and results of operations would suffer substantially. We do not have any long term contracts with the DHS for the sale of our products and our future sales to the DHS will depend upon the receipt of additional purchase orders from the DHS.

To the extent that the DHS or any other significant customer terminates its relationship with us, our revenues would decline significantly. None of our customers is obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2003 and for the nine months ended September 30, 2004, we derived 75% and 52%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our earnings and revenues.

Our performance in any one reporting period is not necessarily indicative of future operating performance because of our reliance on a small number of customers, the majority of which are government entities. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel or delay the contract without penalty in certain circumstances. Many of our government customer contracts have these provisions.

In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the public agency. In many cases, unsuccessful bidders for government agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may even follow our successful bids as a result of such protests.

In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may cause our quarterly and annual revenues and operating results to fluctuate in a manner that is difficult to predict.

If the biometrics market does not experience significant growth or if our products do not achieve broad acceptance both domestically and internationally, we will not be able to achieve our anticipated level of growth.

Our revenues are derived from sales of our biometrics solutions. We cannot accurately predict the future growth rate or the size of the biometrics market. The expansion of the biometrics market and the market for our biometrics solutions depends on a number of factors, such as:

•	the cost, performance and reliability of our solutions and the products and services offered by our competitors;

•	customers’ perceptions regarding the benefits of biometrics solutions;

•	the development and growth of demand for biometric solutions in markets outside of government and law enforcement;

•	public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction with biometrics solutions; and

•	marketing efforts and publicity regarding biometrics solutions.

Even if biometrics solutions gain wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance. If biometrics solutions generally or our solutions specifically do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth and our revenues and results of operations would suffer.

Our independent auditors have reported several material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In connection with the audit of our financial statements for the three years ended December 31, 2003, in May 2004 our independent auditors reported to our audit committee several matters that are “reportable conditions” and “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, reportable conditions are significant deficiencies in our internal controls that, in our independent auditors’ judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited financial statements.

The material weaknesses reported by our independent auditors in May 2004 in connection with their audit of our financial statements for the three years ended December 31, 2003 and our remedial measures are summarized below:

•	Our accounting system and chart of accounts structure were not sufficient to support the requirements of a public company because the accounting system platform had significant limitations with respect to both controls and ability to capture, summarize and report detailed financial information. Our independent auditors recommended, among other things, that we upgrade our accounting system to one which will both accommodate our public reporting requirements and scale to meet anticipated growth. In response to this recommendation, by May 2004 we had expanded our chart of accounts to include items such as unbilled receivables, deferred costs and customer advances. Similarly, we had improved and streamlined our closing procedures and reporting processes for producing complete and accurate information in compliance with generally accepted accounting principles, or GAAP, and our public reporting obligations. We have not yet upgraded our accounting software, but we have assessed our accounting software platform in light of the relatively small number of transactions we process each period and concluded that it is adequate to satisfy our reporting obligations. In anticipation of growth in our business, in the fourth quarter of 2004 we intend to implement a new software package. We currently estimate that expenditures necessary to support the transition to a new software package will be approximately $120,000.

•	Our policies and procedures with respect to records retention were inadequate. The record retention policies in place prior to May 2004 did not provide for a centralized contract repository and did not provide a process for tracking vendor invoices removed from vendor files, and, as a result, certain customer contracts and vendor invoices were difficult to locate. Our independent auditors recommended that we adopt appropriate policies and procedures with respect to records retention that will lead to complete and accurate files. In response to this recommendation, in May 2004 we implemented new policies and procedures with respect to records retention. Under our new policies and procedures, copies of all contracts and purchase orders are sent to the director of finance who is responsible for maintaining a contracts database and the central contract repository. Contracts or files that are removed from the central contract repository or vendor invoice files must be checked out so that the director of finance can locate each file and contract.

•	We needed to improve our in-house expertise with respect to accounting for software revenue. The accounting for software revenue recognition is governed by Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2). Many of our software arrangements are complicated and SOP 97-2 is a complex standard. Our independent auditors recommended that one of our finance management staff assume responsibility for a thorough knowledge of SOP 97-2 and related interpretations and ensure the proper application of SOP 97-2 to our software revenue arrangements. In response to this recommendation, we have designated our corporate controller, acting under the supervision of our chief financial officer, as the employee with responsibility for accounting for software revenue recognition.

•	Our controls over inventory were inadequate despite the fact that, as of the end of each of the last two fiscal years, inventory was one of the most significant assets on our balance sheet. For periods covered by the audit, we employed informal controls over inventory movement and did not take physical inventories. Our independent auditors recommended that we strengthen processes and procedures over inventories to ensure that inventory is properly controlled, and that quantities are accurate and correctly valued. In light of this condition, in preparing the financial statements included in this prospectus, we observed and tested the physical inventory as of March 2004 and the purchase and sales activity during the years presented to ensure the accuracy and completeness of our reported inventory. The purchase activity was traced to purchase orders and the related vendor invoices. To conduct our inventory impairment analysis, we evaluated inventory based on the specific identification of discontinued or slow-moving inventory. For future periods, we intend to utilize formal inventory controls which were implemented in June 2004 and used in connection with the closing of our fiscal quarter ended June 30, 2004, including steps to capture and track all material inventories from the point of receipt to shipping and to take physical inventories as of each fiscal period end.

•	The policies and procedures we employed to account for software contracts that require significant customization or production of software were inadequate because they did not produce the information necessary for percentage-of-completion accounting required by SOP 97-2. As a result, we were required to perform significant manual analyses to produce our financial statements. Our auditors recommended that we implement policies and procedures to ensure availability of information necessary to efficiently and accurately account for appropriate contracts on the percentage-of-completion basis. In response to this recommendation, in March 2004 we implemented on a company-wide basis an automated time card tracking system that has been in place at our Reston, Virginia office since May 2003 to facilitate our measurement of actual costs against estimated costs on contracts under which we recognize revenue on a percentage-of-completion basis.

We have employed qualified personnel and adopted and implemented policies and procedures to address the material weaknesses identified by our independent auditors, and we believe that the remedial measures we have taken address the material weaknesses identified by our independent auditors. However, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We have had only limited operating experience with the improvements we have made to date. Although we believe we have addressed all these material weaknesses with the remedial measures we have implemented, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our independent auditors or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent auditors have not evaluated the measures we have taken or plan to take to address the material weaknesses described above. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate the material weaknesses reported by our independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2005. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our financial results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Since individual orders can represent a meaningful percentage of our revenues and net income in any single quarter, the deferral or cancellation of or failure to close a single order in a quarter can result in a revenue and net income shortfall that results in our failing to meet securities analysts’ expectations for that period. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect financial results for that quarter.

In addition, our financial results may fluctuate from quarter to quarter and be negatively affected by a number of factors, including the following:

•	the lack or reduction of government funding and the political, budgetary and purchasing constraints of our government agency customers;

•	the size and timing of our receipt of customer orders;

•	significant fluctuation in demand for our solutions;

•	price reductions or adjustments, new competitors, or the introduction of enhanced solutions from new or existing competitors;

•	cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	potential effects of providing services as a prime contractor that may not carry gross margins as high as those of our core solutions;

•	impairment charges arising out of our assessments of goodwill and intangibles; and

•	other one-time financial charges.

We face intense competition from other biometrics solutions providers, including diversified technology providers, alternative solutions providers and providers of biometric products.

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	diversified technology providers such as NEC, Sagem SA (through its wholly owned subsidiary Sagem Morpho) and Motorola, Inc. (through its Printrak International division) that offer integrated AFIS solutions to government and law enforcement agencies;

•	companies that are AFIS component providers, such as Identix;

•	prime government contractors, such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometric solutions, such as BioScrypt and Dermalog.

We expect competition to intensify in the near term in the biometrics market. Many current and potential competitors have substantially greater financial, marketing, research and manufacturing resources than we have. To compete effectively in this environment, we must continually develop and market new and enhanced solutions and technologies at competitive prices and must have the resources available to invest in significant research and development activities. Our failure to compete successfully could cause our revenues and market share to decline.

We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

We are affected by and must comply with various government regulations that impact our operating costs, profit margins and the internal organization and operation of our business. Furthermore, we may be audited to assure our compliance with these requirements. Our failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of our government contracts or our disqualification as a U.S. government contractor, all of which could adversely affect our business, financial condition and results of operations.

Among the most significant regulations affecting our business are:

•	the Federal Acquisition Regulations, or the FAR, and agency regulations supplemental to the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These regulations affect how our customers and we can do business and, in some instances, impose added costs on our business. Any changes in applicable laws and regulations could restrict our ability to conduct our business. Any failure by us to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government generally.

Our lengthy and variable sales cycle will make it difficult to predict financial results.

Our AFIS solutions often require a lengthy sales cycle ranging from several months to sometimes over a year before we can receive approvals for purchase. The length of the sales cycle depends on the size and complexity of the solution, the customer’s in-depth evaluation of our solutions and a competitive bidding process. As a result, we may incur substantial expense before we earn associated revenues, since a significant portion of our operating expenses is relatively fixed. The lengthy sales cycles of our solutions make forecasting the volume and timing of sales difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel contracts or change their minds. If customer cancellations occur, they could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

Security breaches in systems that we sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients and negative publicity.

Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. A security breach in one of these systems could cause serious harm to our business as a result of negative publicity and could prevent us from having further access to such systems or other similarly sensitive areas for other governmental clients.

As part of our service offerings, we agree from time to time to maintain and operate a portion of the AFIS systems of our customers on an outsourced application hosting basis. Our ability to continue this service is subject to a number of risks. For example, our systems may be vulnerable to physical or electronic break-ins and service disruptions that could lead to interruptions, delays, loss of data or the inability to process user requests. If any such compromise of our security were to occur, it could be very expensive to cure, could damage our reputation and could discourage potential customers from using our services. Although we have not experienced attempted break-ins, we may experience such attempts in the future. Our systems may also be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

If we are unable to continue to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which could cause our business, financial condition and results of operations to suffer.

We must comply with U.S. laws regulating the export of our products. In some cases, explicit authorization from the U.S. government is needed to export our products. The export regimes and the governing policies applicable to our business are subject to changes. We cannot assure you that such export authorizations will be available to us or for our products in the future. In some cases where we act as a subcontractor, we rely upon the compliance activities of our prime contractors, and we cannot assure you that they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations, we may not be able to sell our products in certain international jurisdictions.

Failure to properly manage projects may result in costs or claims, and our financial results could be adversely affected.

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 82% of our revenues in 2003 and 82% of our revenues for the nine months ended September 30, 2004 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

The biometrics industry is characterized by rapid technological change and evolving industry standards, which could render our existing solutions obsolete.

Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing solutions in order to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometrics industry require assessments to be made of the future direction of technology, which is inherently difficult to predict. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause customers to forego purchases of our solutions and purchase our competitors’ solutions. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements in order to effectively compete in the marketplace.

We are dependent on our management team, particularly Ming Hsieh, our founder and Chief Executive Officer, and the loss of any key member of our team may impair our ability to operate effectively and may harm our business.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Ming Hsieh, our founder and Chief Executive Officer. The relationships that our key managers have cultivated with our customers makes us particularly dependent upon their continued employment with us. We are also substantially dependent on the continued services of our existing engineering and project management personnel because of the highly technical nature of our solutions. We do not have employment agreements with any of our executive officers or key personnel obligating them to provide us with continued services and therefore, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more members of our management team could seriously harm our business.

Our strategy to increase our sales of other fingerprint biometrics products and solutions may not be successful.

Historically, our business and products have been focused on the government and law enforcement markets. In 2003 and for the nine months ended September 30, 2004, sales to customers in these markets accounted for 75% and 52%, respectively, of our revenues. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

Termination of all or some of our backlog of orders could negatively affect our sales.

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this prospectus will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate.

Loss of limited source suppliers may result in delays or additional expenses.

We obtain hardware components and complete products from a limited group of suppliers, and we do not have any long term agreements with any of these suppliers obligating them to continue to sell components or products to us. Our reliance on them involves significant risks, including reduced control over quality, price, and delivery schedules. Moreover, any financial instability of our manufacturers or contractors could result in our having to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers if we lose these sources or if the supplies from these sources are delayed, or are of poor quality or supplied in insufficient amounts. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis, in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could disrupt our ability to meet customer demands or reduce our gross margins.

Our business could be adversely affected by negative audits by government agencies, and we could be required to reimburse the U.S. government for costs that we have expended on our contracts, and our ability to compete successfully for future contracts could be materially impaired.

Government agencies may audit us as part of their routine audits and investigations of government contracts. As part of an audit, these agencies may review our performance on contracts, cost structures and compliance with applicable laws, regulations and standards. These agencies may also review the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. If any of our costs are found to be improperly allocated to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. An audit could materially affect our competitive position and result in a material adjustment to our financial results or statement of operations. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. While we have never had a negative audit by a governmental agency, we cannot assure you that one will not occur. If we were suspended or debarred from contracting with the federal government generally, or if our reputation or relationships with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and prospects would be materially harmed.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology which could have a material adverse effect on our business, financial condition and results of operations, and on our ability to compete effectively.

The core technology used in our products and solutions is not the subject of any patent protection, and we may be unable to obtain patent protection in the future. We rely primarily on trade secrets and confidentiality procedures to protect our proprietary technology. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business would thus be harmed. In addition, defending our intellectual property rights may entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, if any patents are issued to us in the future, they may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which we market our solutions. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and domestic and international mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology.

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We may be sued by third parties for alleged infringement of their proprietary rights.

As the size of our market increases, the likelihood of an intellectual property claim against us increases. Our technologies may not be able to withstand third-party claims against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention away from the execution of our business plan. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our solutions to others.

Ming Hsieh controls a majority of our outstanding stock, and this may delay or prevent a change of control of our company or adversely affect our stock price.

Ming Hsieh, our Chief Executive Officer, controls 74% of our outstanding common stock. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

Because competition for highly qualified project managers and technical personnel is intense, we may not be able to attract and retain the managers we need to support our planned growth.

To execute our growth plan, we must attract and retain highly qualified project managers. Competition for hiring these managers is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating biometrics solutions. We may not be successful in attracting and retaining qualified managers. Many of the companies with which we compete for hiring experienced managers have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high- technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key managers. Furthermore, proposed changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to join our company. If we fail to attract new personnel or fail to retain and motivate our current managers, our business and future growth prospects could be severely harmed.

Competition for skilled personnel in our industry is intense and companies such as ours sometimes experience high attrition rates with regard to their skilled employees. In addition, we often must comply with provisions in federal government contracts that require employment of persons with specified levels of education and work experience. The loss of any significant number of our existing key technical personnel or our inability to attract and retain key technical employees in the future could have a material adverse effect on both our ability to win new business and our financial results.

International uncertainties and fluctuations in the value of foreign currencies could harm our profitability.

For the year ended December 31, 2003 and for the nine months ended September 30, 2004, revenues outside of the Americas accounted for approximately 15% and 17%, respectively, of our total revenues. We also currently have international operations, including offices in the United Kingdom, Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

•	difficulties in building and managing foreign operations;

•	regulatory uncertainties in foreign countries;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues;

•	longer payment cycles;

•	foreign and U.S. taxation issues;

•	potential weaknesses in foreign economies;

•	fluctuations in the value of foreign currencies;

•	general economic and political conditions in the markets in which we operate; and

•	unexpected domestic and international regulatory, economic or political changes.

Our sales, including sales to customers outside the United States, are primarily denominated in U.S. dollars, and therefore downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our solutions more expensive than local solutions in international locations. This would make our solutions less price competitive than local solutions, which could harm our business. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in the value of foreign currencies could harm our profitability.

If biometrics solutions and products based on biometrics other than fingerprints become predominant or more significant in the biometrics market, our business, financial condition and results of operations could suffer materially.

Our current business and products are based primarily on fingerprint biometrics. It is possible that other biometrics solutions could become predominant or more significant in the future, such as biometrics based on face or iris recognition. In such event, we cannot assure you that we would be able to develop successful products and solutions based on these other biometrics or that any such products or solutions we develop would be as successful as our fingerprint biometric solutions.

Our products and solutions could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Products and solutions as complex as those we offer frequently develop or contain undetected defects or errors. Despite testing, defects or errors may arise in our existing or new products and solutions, which could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our products and solutions might discourage customers from purchasing future products and services.

Potential future acquisitions could be difficult to integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.

As part of our business strategy, we intend to consider acquisitions of companies, technologies and products that we feel could accelerate our ability to compete in our core markets or allow us to enter new markets. Acquisitions involve numerous risks, including:

•	difficulties in integrating operations, technologies, accounting and personnel;

•	difficulties in supporting and transitioning customers of our acquired companies;

•	diversion of financial and management resources from existing operations;

•	risks of entering new markets;

•	potential loss of key employees; and

•	inability to generate sufficient revenues to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate.

Our charter documents and Delaware law may deter potential acquirers of our business and may thus depress our stock price.

Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then current market price of their shares.

The trading price of our common stock is volatile.

The trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors affecting the trading price of our common stock may include:

•	variations in our financial results;

•	announcements of technological innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, if the market for biometrics or other technology stocks or the stock market in general experiences continued or greater loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business or financial results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day or more contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

After the lock-up agreements expire (180 days or more from September 23, 2004), all of our outstanding shares will be eligible for sale in the public market, but they will be subject to volume limitations under Rule 144 under the Securities Act. In addition, shares subject to outstanding options and rights under our 2000 Stock Option Plan, 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash and cash equivalents together with the net proceeds from our initial public offering will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our solutions;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical and marketing personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq National Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to obtain the same or similar coverage.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Due to the nature of our short term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Although we currently bill for our products and services mostly in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our products and services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay substantially all of our vendors in U.S. dollars. In the future, an increased portion of our revenues and costs may be denominated in foreign currencies. To date, exchange rate fluctuations have had little impact on our operating results.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Subsequent to the issuance of our earnings release on November 1, 2004 and prior to the date of this Report, we concluded that there was a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) in our internal control over financial reporting relating to controls used in calculating amortization of deferred stock-based compensation. As a result, in this Quarterly Report on Form 10-Q, we have restated our condensed consolidated statements of operations for the quarters ended March 31, 2004 and June 30, 2004 and the six month period ended June 30, 2004 to reflect the correct calculation of amortization of deferred stock-based compensation.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In light of the reportable condition that remained unremediated as of the end of the fiscal period covered by this report and notwithstanding the subsequent remediation of that reportable condition, based upon the foregoing evaluation, our principal excutive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the fiscal period covered by this report.

Other than as described above, there has been no change in our internal control over financial reporting during the third quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our registration statement, which we filed on Form S-1 (Registration No. 333-115535) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on September 23, 2004. The sale of shares of our common stock, including the sale of 2,700,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of $248.4 million, $17.4 million of which we applied to underwriting discounts and commissions and approximately $2.1 million of which we applied to related costs. As a result, we received approximately $228.9 million of the offering proceeds.

As of September 30, 2004, we had not used any material portion of the net proceeds of the offering other than the payment of $63.7 million out of the $65.5 million final dividend of our undistributed accumulated S Corporation earnings to our stockholder of record prior to our initial public offering.

The underwriting syndicate was managed by Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., SG Cowen & Co., LLC and Needham & Company, Inc. The offering terminated after the sale of all of the shares of our common stock that we registered under our registration statement on Form S-1.

The offering commenced on September 23, 2004, and was completed on September 29, 2004, at a price to the public of $12.00 per share. The underwriters exercised the over-allotment option effective as of September 24, 2004 and the offering terminated as of September 29, 2004 with the sale of all securities registered.

The following sales of unregistered securities occurred during the three months ended September 30, 2004:

On various dates, we issued options to approximately 20 employees to purchase up to an aggregate total of 94,500 shares of our common stock under our 2000 Stock Option Plan. The exercise prices per share ranged from $8.50 to $11.00. No consideration was paid to us by any recipient of any of the foregoing options for the grant of such options. During the three months ended September 30, 2004, two option holders exercised options for an aggregate of 73,750 shares and we received an aggregate of $42,375 upon the exercise of such options. There were no underwriters employed in connection with these transactions. The sales and issuances of securities listed above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefit plans and contracts relating to compensation.

Item 4. Submission of Matters to a Vote of Security Holders

Effective as of September 22, 2004, our stockholders acted by written consent to consent to (a) the termination of our S corporation election and (b) the method by which we calculated the amount of the final dividend of our undistributed cumulative income to that was paid to our stockholder of record upon the consummation of our initial public offering. Stockholders holding an aggregate of 60,000,000 shares approved each of the above matters and no stockholders did not vote with respect to such matters.”

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

Exhibit Number	Description of Documents
3.2(1)	Amended and Restated Certificate of Incorporation

3.3(2)	Bylaws of the registrant

4.1(3)	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with a Current Report on Form 8-K dated November 1, 2004.
(2)	Filed with initial Registration Statement on Form S-1 (File No. 333-115535) dated May 14, 2004.
(3)	Filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-115535) dated September 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 15, 2004