Form 10-K
period 2004-12-31
Cogent, Inc.
filed 2005-03-22
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-50947

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The registrant’s common stock was not publicly traded as of the last business day of the most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 16, 2005 was $561,409,020.*

The number of shares outstanding of the registrant’s common stock was 82,024,040 as of March 16, 2005.

*	Excludes shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at March 16, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

COGENT, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2004

We have common law trademark rights in and U.S. trademark applications pending for Cogent Systems, BioGate, Live-ID and PMA. Each trademark, trade name or service mark of another company appearing in this Annual Report on Form 10-K belongs to its holder, and does not belong to us.

PART I

Item 1. Business

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We were incorporated in California in April 1990 and reincorporated in Delaware in May 2004.

Overview

We are a leading provider of Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. Our AFIS solutions enable customers to capture fingerprint images electronically, encode fingerprints into searchable files and accurately compare a set of fingerprints to a database of potentially millions of fingerprints in seconds. For over fifteen years, we have researched, designed and developed fingerprint biometric technologies that incorporate advanced concepts in fluid dynamics, neural networks, image enhancement, data mining and massively parallel processing. Our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively achieve what we believe to be industry-leading accuracy rates and performance. We support the latest standards in fingerprint biometrics and have based our systems on cost-effective, industry-standard hardware and software platforms. We are focused on enabling our customers to expand the capabilities of their systems as their biometrics needs evolve.

Industry Background

Authentication and Identification of Individuals Plays an Important Role in Society

Effectively authenticating and identifying individuals is critical to the safety and integrity of transactions, communications, travel and life in today’s society. Security breaches and frauds resulting from failures in authentication and identification systems can cause economic harm and loss of life. As a result of growing public awareness of security and economic risks, people are becoming increasingly willing to submit to security checks and other identity verification procedures. Authentication of an individual’s identity is necessary when governments, law enforcement agencies and other organizations need to confirm that an individual is who he claims to be. This necessity arises, for example, when a traveler enters a foreign country, a suspect is arrested, an individual withdraws money from an ATM, a consumer purchases an item on the Internet, a citizen votes or an employee seeks access to a restricted area. To authenticate the individual’s claimed identity in these types of scenarios, organizations traditionally implement processes to examine the individual’s credentials, such as signatures, drivers’ licenses, passports, access cards, PINs or passwords. If the authentication process indicates that the credentials are invalid or if there are no credentials to examine, such as when an unknown person leaves evidence fingerprints, known as latents, at a crime scene, organizations frequently initiate an identification process to determine the individual’s identity.

Traditional Authentication and Identification Processes are Inadequate

Traditional processes for authenticating and identifying individuals have inherent weaknesses. Criminals and imposters can easily compromise these processes by falsifying credentials by forging a signature, altering a photograph on a driver’s license or passport or stealing a physical access card. Imposters can use the compromised credentials to gain unauthorized access to physical locations, such as buildings and airplanes, and to confidential information, such as medical data and financial records, and cause significant harm. Traditional authentication and identification methodologies can also be cumbersome and inefficient to use. Individuals are required to remember several passwords and PINs for the multitude of access, credit and membership cards they carry. The costs incurred by organizations to administer these traditional processes can be significant.

Evolution of Biometric Authentication and Identification Processes

The inadequacies of traditional authentication and identification processes, coupled with more stringent security requirements and an increasingly global economy and mobile population, have in recent years contributed to the increased focus on the development of biometrics. Biometrics is the automated use of unique physiological characteristics of individuals, such as fingerprints, palm prints, faces or irises, to determine or verify an individual’s identity. The individual’s biometric characteristic is captured and encoded and then compared against previously encoded biometric data stored in an electronic database to determine or verify the individual’s identity. Because biometrics technology utilizes an unchanging, unique characteristic of a person that cannot be lost, stolen, shared or forgotten, it has the capability to be more accurate, convenient and cost-effective than traditional methodologies.

Fingerprints have been, and we believe will continue to be, the most widely used biometric because they are relatively simple to capture, either voluntarily or from latents at crime scenes, are relatively non-intrusive and benefit from a substantial existing infrastructure that employs fingerprints for identification. Governments and law enforcement agencies around the world have already created vast databases of fingerprints and the American National Standard Institute and the National Institute of Standards and Technology have standardized a common format, called ANSI/NIST, that is used to describe, classify and share fingerprints. According to the FBI, its criminal database alone contains the fingerprints of approximately 47 million individuals. In addition, the United States Department of Homeland Security projects that its database will contain the fingerprints of approximately 43 million individuals by the end of 2005. Other organizations throughout the world, including foreign governments and law enforcement agencies, other U.S. government agencies such as the National Association of Securities Dealers and the Department of State, and the approximately 15,000 state and local law enforcement agencies in the United States, also have established large fingerprint databases, and these databases are continuing to grow.

Automated Fingerprint Identification Systems

The most pervasive, large-scale fingerprint biometrics technology implementations today are AFIS. AFIS are typically used to compare one person’s fingerprints against a large database of fingerprints. This is known as one-to-many matching. The technology for AFIS was originally developed by the FBI and Scotland Yard to facilitate criminal investigations, and AFIS have achieved widespread acceptance within national, state and local law enforcement agencies globally. AFIS are comprised of fingerprint input scanning devices and software and computers that encode, process and store electronic versions of fingerprints. Originally, the fingerprint input devices were scanners that uploaded rolled fingerprint images obtained by rolling all ten inked fingers, known as tenprints, from nail to nail on cards or from latents obtained at crime scenes. Today, electronic fingerprint scanners, known as live-scans, are also available to directly capture flat fingerprint images by pressing the finger onto an input device and submitting the fingerprints to an AFIS. After the fingerprints of the subject are captured, the AFIS encodes the unique features associated with fingerprint ridge endings or bifurcations, known as minutiae, into a data set that is submitted for matching. Most commonly, existing fingerprint biometric systems classify, or bin, the stored fingerprints using basic criteria such as loops and whorls. Using this approach, the search program disregards those portions of the database that are inconsistent with the classification of the subject’s fingerprints and only searches the relevant portions of the database.

AFIS deployments range widely in size, cost and complexity. In a local law enforcement deployment, the AFIS may be entirely contained within a single facility, with one or more fingerprint input devices attached to local computers, networked to a low-cost, small scale system capable of searching up to tens of thousands of records. As AFIS grow larger, they may consist of hundreds of fingerprint acquisition stations throughout a state or country and employ dedicated networks for transmission of biometric data and dozens of dedicated computers.

The diagram below represents a typical, full scale AFIS architecture:

Significant Growth Expected in the AFIS Market

The widespread deployment of AFIS and the development of biometric technologies to support the AFIS market have been among the biggest contributors to the growth of the biometrics industry. This growth is being driven in part by the events of September 11, 2001 and subsequent terrorist attacks, the resultant increase in the worldwide demand for elevated security measures and a general increase in willingness for people to submit to security checks and other identity verification procedures. In response to this demand, significant legislation in the United States has been passed mandating increased spending on security measures. Governments worldwide are establishing agencies and departments focused on security, such as the formation of the Department of Homeland Security, or DHS, which integrated numerous existing agencies and formed a single department with the mission of protecting the United States against terrorism. Governments have also announced initiatives mandating heightened security measures and recommending or requiring the use of biometrics technology as part of the overall security solution. As a result, government agencies have indicated that they will make significant investments in information technology, including biometrics, to fulfill their missions.

The AFIS market is also poised for growth in its core law enforcement sector. Many of the approximately 15,000 state and local law enforcement agencies in the United States utilize AFIS solutions. Many of these law enforcement agencies are upgrading their AFIS based on the development of technology that enables new AFIS capabilities, such as 1,000 pixels per inch (ppi) resolution instead of the conventional 500 ppi resolution for better image quality. Many law enforcement agencies are also seeking to make their AFIS web-enabled and to enable their AFIS to search fingerprints using both flat and rolled methods and to search palm prints. We believe law enforcement agencies not currently using AFIS solutions are also likely to deploy such solutions to achieve faster response times and increased accuracy than they are achieving through existing methods.

Significant Growth Expected in the Market for Other Fingerprint Biometrics Products and Solutions

In addition to AFIS, the market for other fingerprint biometrics solutions is expected to increase. Advances in AFIS technology and widespread deployment of AFIS are resulting in both increased public awareness and acceptance of biometrics solutions and the establishment of an infrastructure that we believe will expedite the adoption of other fingerprint biometrics solutions. As a result of the advances necessitated by the development of the AFIS market, fingerprint biometrics solutions have become much more sophisticated and capable of application in a number of other environments. Several initiatives requiring increased spending on other fingerprint biometrics solutions have already begun. For example, numerous foreign jurisdictions around the world have begun to establish national identification card programs, which will require the issuance of smart ID cards with embedded fingerprint information for each citizen. Foreign jurisdictions such as Hong Kong, Italy, the U.K. and Thailand have implemented or are in the process of implementing national identification card programs. Moreover, consumers have also begun to embrace biometrics authentication, particularly for the purposes of providing increased security on laptops, cell phones and other smart handheld devices that are beginning to store increasing amounts of personal information.

Governments, Law Enforcement Agencies and Other Organizations Face Challenges in Implementing Successful Fingerprint Biometrics Solutions

To satisfy the evolving needs of the AFIS market and the emerging market for other fingerprint biometrics solutions, vendors must deliver systems that achieve increasingly high levels of both accuracy and performance in a cost-effective and scalable manner. Many existing solutions are challenged in their ability to meet these needs because they are limited by the following problems:

•

Inaccuracy. Accuracy rates of AFIS solutions are measured in two ways: detection failure rates and false positive rates. Detection failures occur when an AFIS fails to match a submitted fingerprint against a matching fingerprint in the database. A false positive occurs when a fingerprint is incorrectly matched to a fingerprint in the database. Many AFIS solutions have a high detection failure rate, particularly when tenprints are not available, due to the use of binning and a limited ability to use fingerprints with poor image quality. Classification binning relies heavily on data supplied by a full tenprint, and errors made in the binning process can also cause detection failures. Classification errors are particularly problematic for systems that attempt to search flat fingerprints because they are frequently binned differently from rolled fingerprints, even when the prints belong to the same person. Because the quality of fingerprint images stored in various databases is highly variable, existing AFIS have difficulty matching against poorer quality images. This makes it difficult for existing systems to effectively match against digitized versions of older fingerprint cards, poorer quality latents taken at crime scenes and fingerprints that were improperly taken at law enforcement or government agencies.

•	Performance Constraints. To address heightened security requirements, organizations are beginning to perform biometric authentication checks in areas of high traffic, such as election polls, airports, embassies or state/country borders, where it is impracticable to capture full tenprints. In these environments, fast capture and response times are required, and it is frequently impractical to collect full tenprints or high quality images. Moreover, many AFIS use binning to try to expedite response times, but AFIS that use binning are ineffective at delivering accurate search results in a timely manner when the subject submits less than a full tenprint, as binning under such circumstances eliminates much less of the database and necessitates a broader and more time-consuming search.

•	High Costs and Lack of Linear Scalability and Flexibility. In addition, integration of these biometric products and solutions with existing networks and infrastructure can be costly and complex. As databases and the number of searches grow, governments, law enforcement agencies and other organizations need flexible systems that can be scaled in a linear and cost-effective manner. Using most existing fingerprint biometrics solutions, governments, law enforcement agencies and other organizations have had to purchase multiple costly servers to assemble the requisite processing power to achieve acceptable response times and accuracy rates, and these large server deployments are complex and costly to manage on an ongoing basis.

The constraints and shortcomings of many existing fingerprint biometrics solutions have inhibited the rate of deployment outside of traditional law enforcement environments. These constraints have become more pronounced as a result of the increased focus on security and protection from terrorism, as well as increased attention to economic losses from fraudulent activity, the rising costs of administering and the cumbersome nature of using traditional authentication and identification methodologies. These needs create a significant opportunity for a vendor that can leverage the technology developed in large AFIS deployments to provide accurate, rapid, scalable, flexible and cost-effective fingerprint biometric solutions to both the existing AFIS and the emerging other fingerprint biometrics solutions markets.

Our Solution

We are a leading provider of advanced AFIS and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. For over fifteen years, we have researched, designed, developed and marketed advanced fingerprint biometric technologies and integrated solutions. We believe our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively deploy AFIS solutions that consistently deliver industry leading accuracy rates and performance. Our solutions are designed to be scalable, enabling customers to seamlessly expand the capabilities of their AFIS, and flexible, enabling customers to deploy our AFIS in a variety of operating systems and hardware configurations. As a result, we provide a complete AFIS solution that enables customers to achieve a low total cost of ownership both upon initial deployment and throughout its entire lifecycle. Key benefits of our solutions include:

End-to-End Solution and Services Capability. We have designed and developed a fully integrated AFIS solution comprised of our proprietary fingerprint biometric software, together with optimized hardware and professional services. We offer all of the elements a customer needs to deploy fingerprint biometric solutions, including:

•

Search and Retrieval Software. At the core of our solutions are our proprietary search algorithms that accelerate the matching process while maintaining accuracy. This software can run on standard hardware, but in larger deployments our customers typically run it on servers that we enhance with our Programmable Matching Accelerator, or PMA, boards that are optimized for rapid searches. The combination of powerful searching software and optimized hardware processing speeds enables us to deliver fingerprint biometrics solutions that can meet the most demanding requirements of governments, law enforcement agencies and other organizations.

•	Capture Devices. We offer several types of capture devices that enable our customers to obtain and process either flat or rolled fingerprints in a wide variety of places without ink, such as police stations, airports and immigration offices. All of our live-scan devices run our proprietary Image Flow software, which employs advanced algorithms to improve feature extraction from the fingerprint images, thereby enhancing search accuracy. We also offer portable devices that enable customers to obtain and process fingerprints remotely. Our live-scan devices provide real-time image previews on screen for improved quality control and reduced processing time.

•	Systems Integration Services. Our service abilities enable us to deliver full end-to-end solutions regardless of the operating or network environment and to design custom interfaces to existing systems. Our highly trained and skilled engineering professionals have extensive expertise in designing and deploying AFIS and other biometrics solutions that are integrated with our customers’ existing systems. Because our core intellectual property resides in our software capabilities, we can cost-effectively bundle our software with optimized off-the-shelf hardware components to create solutions for our customers that deliver the performance capabilities they demand. Moreover, our solutions implement standards-based approaches that simplify integration and support.

High Accuracy Rates. We believe our solutions enable our AFIS customers to search large databases with industry leading accuracy and performance. A key factor in our ability to achieve these accuracy rates is our approach of searching the entire database rather than using binning like most other AFIS. As a result, our solutions do not suffer from binning errors, and we can more effectively search both flat and rolled prints, which leads to increased accuracy. Moreover, because our software reflects our fifteen years of research and development on neural network, fluid dynamics and advanced image processing principles, we are able to extract more minutiae from lower quality fingerprints to minimize detection failures and false positives.

High Performance. Our solutions deliver high performance and enable rapid response times when searching large databases while still maintaining a high degree of accuracy. Our PMA servers accelerate the processing capability of standard server architectures and can compare over one million fingerprints per second per PMA server. We achieve this performance level by implementing our advanced search algorithms and our proprietary Data Flow technology, which enables massively parallel processing on our PMA servers to eliminate the need for binning. Because we do not need to bin, our solutions can rapidly search based on any number of prints. Furthermore, our PMA servers can be easily clustered together, which enables customers to employ multiple servers in an integrated solution and achieve throughput levels that scale with their needs. Our rapid response times enable our customers to deploy our systems in high traffic areas where real-time authentication or identification based on two flat prints is critical.

Significant Cost Savings and Linear Scalability and Flexibility. The power, linear scalability and flexibility of our solutions can result in significant cost savings to our customers. The power of our solutions reduces our customers’ initial costs and related ongoing maintenance and administrative costs because one of our PMA servers running our software can typically accomplish the equivalent processing of multiple Windows, UNIX or Linux servers working with other existing AFIS solutions. In addition, our solutions enable our customers to expand their systems smoothly and economically as their processing needs grow and as their systems evolve because they can incrementally purchase additional PMA servers which can be easily connected to one another, or rack mounted, to linearly scale matching throughput and support system growth as their databases grow and the number of required searches increases. Moreover, all of our current products are backwards compatible with earlier versions, enabling our customers to integrate our solutions with their existing network and infrastructure and easily and cost-effectively upgrade their systems as we develop new generations of our technology. Furthermore, our solutions are flexible and work effectively in heterogeneous network environments that include multiple hardware systems and operating systems such as Windows, UNIX and Linux. As a result, we believe the total cost of ownership of our solutions is lower than the cost of competing solutions.

Products and Services

We offer biometrics solutions to the government sector, which consists of federal, state, local and foreign governments and agencies, including immigration/border control agencies, electoral commissions, law enforcement agencies and the market for other fingerprint biometric solutions, which are emerging applications primarily for the commercial sector. Our products for the government sector are principally AFIS solutions, and our products for the commercial sector, which generated less than 1% of our revenues for 2004, are other fingerprint biometric solutions principally based on our proprietary application specific integrated circuit, or ASIC, technology. At the core of each of our products is our proprietary Image Flow Processing, Data Flow Computing and Information Fusion software.

AFIS Solutions

We offer a variety of products and services designed to enable customers to deploy cost-effective, accurate and high performance AFIS solutions. We offer our PMA servers bundled with our proprietary software to perform the searching and matching functions that are central to an AFIS, as well as live-scan fingerprint capture devices. We also deliver design and integration services and necessary computing and equipment infrastructure to enable deployment into diverse and heterogeneous environments. Our customers typically deploy our AFIS solutions in either traditional AFIS environments, such as law enforcement, where we market our solution as Cogent Automated Fingerprint Identification System, or CAFIS, or in live production environments, such as border crossings, where we market our solution as Cogent Live-ID.

We offer two primary AFIS solutions, each of which incorporates our PMAs and our live-scan devices:

Cogent Automated Fingerprint Identification System (CAFIS). CAFIS is our full-function, networked AFIS solution for local, regional and national systems. While each CAFIS deployment is unique to the customer due to its specific design and integration requirements, all such deployments employ our proprietary software, and the larger deployments rely significantly on our PMA servers. We believe that CAFIS is one of the most accurate systems in the world for twoprint, tenprint, latent and palm print searches.

CAFIS can be integrated with external AFIS, live-scan systems, hand-held wireless devices, secure web-based Internet solutions and other information systems. CAFIS features a modular and expandable architecture that can be scaled to meet any agency’s database size, throughput and integration requirements. CAFIS can quickly and accurately search databases of enrolled subjects, with multiple records per subject in image resolutions of both 500 ppi and 1,000 ppi. Any number of modular elements can be incorporated into CAFIS, including PMA servers, workstations, live-scans and wireless handheld computers. For agencies with modest throughput requirements, systems can be configured using an NT or UNIX-based transaction server hosting our Image Flow, Data Flow and Information Fusion software. For local agencies, we provide an affordable AFIS solution on a stand-alone workstation that incorporates much of the tenprint and latent functionality and all the accuracy of large-scale AFIS systems. This workstation can scale to support larger-scale systems as agency needs change. CAFIS can be configured with a number of built-in safeguards that ensure service resiliency, while providing safety of information through its fault tolerant architecture, disk mirroring, automated database backup and disaster recovery options. It is also capable of integrating other authentication and identification solutions, such as facial recognition and smart cards.

Cogent Live-ID. Our Live-ID AFIS solution enables our customers to rapidly identify individuals who submit their fingerprints for border crossings, background checks, fraud prevention, criminal investigation, document identification, voting stations and other activities where security is a concern. Live-ID has been deployed in many demanding environments, including the US-VISIT program. As a result of our powerful searching and matching technology and the improved feature extraction from our image capture technology, Live-ID provides a rapid and efficient identification solution using only two flat fingerprints. Our Live-ID system can be configured to run on hand-held devices, notebook computers, stand-alone workstations and enterprise systems serving users in a vast network of sites. Live-ID can be implemented on platforms operating under

UNIX, Windows and Linux, enabling users to submit search transactions and receive results with a standard web browser. Live-ID can also be used in non-governmental environments to provide authentication of an individual’s identity for a variety of transactions, including e-commerce applications.

Live-ID implements our Data Flow matching technology to accurately search entire databases containing up to millions of records in a matter of seconds. Our Information Fusion technology makes it possible to combine identification systems so that Live-ID can search databases of digital photographs, signatures and demographic data simultaneously.

AFIS Products

We offer two key products in our AFIS solutions deployments:

Programmable Matching Accelerator Servers. Our proprietary PMA server is a high-speed image matching server at the core of a customer’s AFIS or Live-ID system that can support search speeds of up to one million print comparisons per second per server. These speeds, which are made possible by the integration of our proprietary software with our advanced design PMAs, are necessary to adequately address the needs of customers that require real-time identification results when searching databases containing thousands to millions of records.

Our PMAs are modular units that enable customers to linearly increase matching throughput to support system and database growth by rack-mounting multiple PMA servers. PMA servers are comprised of up to eighteen of our PMA boards integrated with a commercially available server that has a high-speed input/output processor board and multiple random access memory drives. Our PMA boards use field programmable gate array integrated circuits optimized to run our proprietary software, rather than costly general purpose microprocessors or inflexible ASICs. As a result, we can cost-effectively program our PMA servers to perform a variety of matching tasks for fingerprints and palm prints. Our PMA boards also provide redundancy because the PMA boards house mirrored databases in on-board random access memory that contain files used by the system to generate fingerprint matches. The mirrored configuration and speed of the random access memory allow the system to perform simultaneous search transactions at very high speeds while still maintaining the reliability of the system.

Live-scan Systems. We offer a suite of live-scan systems running our proprietary software that improve minutiae feature extraction during the capture and encoding of fingerprint and palm print data. These systems can capture rolled or flat fingerprints and palm prints of a subject in an easy-to-learn and inkless manner. Using our software, these products enable real-time previewing, which helps the operator to place, guide and align the fingers and palms correctly, and provide immediate feedback, including error messages, if prints are not captured at an acceptable quality. These features improve the efficiency of the fingerprint capture process and enhance the effectiveness of the matching process by capturing and submitting high quality fingerprints to the AFIS or Live-ID system more quickly than live-scan devices that utilize other software programs. Scanning resolution meets ANSI/NIST and Federal Bureau of Investigation standards, and the scanner is certified to meet and exceed Federal Bureau of Investigation requirements. All data formatting is done with Federal Bureau of Investigation certified compression algorithms. Textual and graphic information is displayed in a single monitor, with a graphic user interface and on-screen buttons and zoom features. Our live-scan product suite is designed to enable integration within larger AFIS and booking management systems, including CAFIS, Live-ID and legacy AFIS solutions.

Our live-scan booking station is an advanced live-scan system designed to withstand extreme working conditions such as those present in jails and prisons. The system features a high-security glass front and a ruggedized cabinet. We also offer a desktop live-scan system and a portable live-scan system.

AFIS Services

Design, Integration and Training. We offer design and integration services and training that complement our AFIS product solutions. At the commencement of a large CAFIS or Live-ID deployment, we establish project management teams that utilize a formal project management development process to meet the customer’s desired performance objectives. We develop and deliver customized solutions to governments, law enforcement agencies and other organizations that require integration with existing information systems that interface with external AFIS systems. We also work with major systems integrators in providing tailored solutions. After installation, we conduct performance tests to validate performance objectives. We also offer tailored training plans that include classes, on-the-job training and in-house seminars. As part of our training services, we provide customized user guides along with manuals.

Outsourced Live-ID Biometric Processing Services. We provide a fully outsourced Live-ID service on a hosted application service business model. Systems are housed and maintained in a secure data center at our headquarters. The data center is equipped with high-speed, fault-tolerant Cogent PMA matchers and enterprise servers. Customers using this service can offer fingerprint matching services for applications such as background checks without investing in an entire AFIS infrastructure and pay on a transaction basis.

ASIC Applications

Our proprietary ASIC is designed to perform biometric image processing and matching for both fingerprints and facial images for the commercial sector. Based on an ARM940 microprocessor core, our proprietary ASIC incorporates a powerful two-dimensional digital signal processing engine and supports memory bus interfaces with synchronous dynamic random access memory, read-only memory, flash memory and static random access memory devices. Our proprietary ASIC is typically delivered as part of our proprietary Identification Module, which is a stand-alone image processing and biometric matching unit designed for applications requiring biometric identification and authentication. To provide maximum flexibility for integrating the Identification Module with a variety of user applications, the module supports a number of fingerprint sensor options, including silicon sensors and optical sensors and communication interface options, as well as magnetic stripe card, contact smart card and contactless smart card readers. We generated less than 1% of our revenues from sales of our ASIC or ASIC applications in 2004.

The Identification Module supports both one-to-one authentication and one-to-many identification applications. Host application systems can manage the Identification Module through common communication protocols, such as Ethernet. We also offer an original equipment manufacturer, or OEM, development kit for application development and integration. This kit comes with a variety of tools and options to provide high degrees of flexibility and customization for a wide range of applications.

Examples of applications powered by our proprietary ASIC are:

BioGate. BioGate is a physical access control system that provides a sophisticated, accurate and customizable biometrics solution to support a variety of access control environments. This system can replace existing access card systems with an easy-to-use system that controls access by requiring that an individual seeking entry submit to a finger scan to confirm his right to access a restricted area. Featuring our matching software, a 500 ppi resolution silicon fingerprint sensor and a contact smart card reader or optional magnetic stripe card reader, BioGate provides a high level of accuracy and speed. BioGate can increase security while making the access control system more convenient for authorized personnel.

National Identification Card Programs. Many governments worldwide, such as Hong Kong, Italy, the United Kingdom and Thailand, have implemented or are considering implementing national identification card programs. Many of these programs involve enrolling citizens in a database and issuing each citizen an identification card, some of which are smart cards that contain a chip, such as our proprietary ASIC, that has a digital template of fingerprints embedded in it. This information can be accessed and matched against a real-time scan of a citizen’s finger to enable real-time authentication of the citizen’s identity for a variety of purposes. Our proprietary ASIC is currently used in the Hong Kong Smart Identity Card Program.

MobileIDENT. MobileIDENT integrates our proprietary ASIC with a forensic quality fingerprint sensor (500 ppi resolution), a digital camera, a smart card reader and a Windows mobile-based Pocket PC to create a handheld AFIS that can locally store and search fingerprints on our proprietary ASIC chip. MobileIDENT can also communicate with a central AFIS search engine with results returned to the MobileIDENT. In addition, MobileIDENT supports match-on-card authentication whereby a captured fingerprint is compared to fingerprint minutiae stored on a smart card. MobileIDENT enables law enforcement officers to make rapid and effective identifications and authentications at ports of entry and exit, at sporting events, for roadside vehicle checks, for major public events and at any remote location where timely identification or authentication checks may be required.

Technology

We developed our proprietary technology through an extensive research and development program focused on innovative algorithms for image processing and biometric identification. These highly complex matching algorithms are the core of our technology, and we have optimized the hardware deployed in our customers’ systems to run these algorithms efficiently. Our engineers have extensive expertise in matching algorithms, image enhancement, image compression, fuzzy mathematics, morphology, neural networks, security, encryption, communications, data mining and data fusion. By leveraging this expertise over our fourteen year history, we have developed advanced algorithms for statistical pattern recognition, structural pattern recognition, random process modeling and error and distortion modeling.

Image Flow Technology. Our Image Flow software utilizes fluid dynamics principles to perform real-time identification and classification of minutia and other irregularities that define the unique biometric features. Since fingerprints have a natural graphical flow embodied in the ridges in human fingers, our Image Flow software enables our algorithms to identify the patterns of a fingerprint similar to the surface appearances associated with fluid flow. This enables us to employ mathematical modeling, using the principles of fluid dynamics, for enhancing poor fingerprints lifted from crime scenes or less than optimal images. Utilizing ridge pattern information in a fingerprint image, our Image Flow algorithms capture the flow information via partial differential equations, solve the numerical equations, and provide accurate feature data associated with the fingerprint image. By analytically modeling these natural flows, which are unique to each individual, our software can establish a positive identity using a variety of biometrics, including fingerprints, palm prints, and facial images. Our image processing software operates throughout our AFIS solutions to enable more detailed feature extraction to improve the accuracy of searches and descriptive function modeling to improve the speed of searches.

Data Flow Technology. Utilizing innovative hyper-pipeline and massively parallel computing architectures, our Data Flow super computing technology provides an in-depth analysis of the similarity of natural object characteristics to accurately and automatically identify matching characteristics. This technology enables very high-speed computation, and it is scalable to run on hand-held computers, desktop computers and enterprise servers. Our Data Flow technology utilizes parallel processing techniques to deliver high throughput by conducting parallel database searches while expending minimal time per comparison. The Data Flow technology implements a design paradigm that features a dataflow computing architecture based upon the Single Instruction Multiple Data, or SIMD, dataflow computer model. The SIMD model packs multiple data elements into a single register and performs the same calculation on all of them at the same time, and computational accelerators move performance bottlenecks from the processor into the processor’s memory hierarchy. This technology enables us to optimize both our accuracy and transaction throughput by capitalizing on the fact that all the fingerprints in the database can be accessed in parallel. We have also developed advanced wavelet compression and coding design technologies to enhance system speed.

The design of our PMA boards also manifests our Data Flow technology. The PMA board design features extremely high input/output bandwidth to process the database using a massively parallel and hyper-pipeline architecture implemented on a single card that plugs into a standard interface on a commercially available server. Our PMA servers have been designed to support the high-speed capabilities of the Data Flow algorithms and provide scalable matching units that can individually perform one million fingerprint comparisons per second.

For every transaction, our PMA server initializes the search engine by loading the search fingerprint minutiae data to the search engine. The PMA server continues sending the fingerprint minutiae data to the data pipe of the search engine while the search engine data pipe is not full.

Information Fusion Technology. Our Information Fusion technology integrates data mining and data fusion technologies with biometric identification to enable the transformation of raw data into business information. To meet customer requirements, AFIS and other fingerprint biometrics systems must integrate with larger communications and information systems. Our Information Fusion technology improves the accuracy of our solutions by utilizing sophisticated fusion algorithms to combine biometric data from multiple sources and multiple algorithms.

Our Information Fusion technology includes system integration tools and techniques to integrate information from disparate information systems, such as intelligence systems, criminal history systems and border crossing systems. This technology includes advanced workflow and state transition modeling architectures that we use to develop custom workflows and seamless integration of data in customers’ information systems. Rather than maintaining multiple versions of our software for a variety of applications and customers, our Information Fusion software requires only one master version that is both dynamically and statically configured based on each customer’s requirements. Information Fusion facilitates the rapid development of extension modules for individual customer deployments to address specific needs, and we can frequently use the functionality developed for one customer in future customer deployments. This technology also provides an efficient framework for providing customer support of delivered systems, which can reduce customers’ maintenance costs and increase system reliability. The ability to provide integration across local, state, national and international systems is a key advantage for governments and law enforcement agencies in implementing heightened security procedures.

Customers

We have established relationships with governments, law enforcement agencies and other organizations worldwide. The following is a representative list of our customers and end-users:

National	State/Local

Bureau of Alcohol, Tobacco, Firearms and Explosives

Department of Homeland Security (US-VISIT)

U.S. Citizenship and Immigration Services Identification System (IDENT)

U.S. Department of Justice, Federal Bureau of Investigations (FBI)

Federal Bureau of Prisons

State of Connecticut

State of Florida Department of Highway Safety and Motor Vehicles

County of Marin, California

Ohio Bureau of Criminal Investigation and Identification (OBCII)

Los Angeles County Sheriff’s Department

State of Rhode Island

Sheriff—Criminalistic Lab—Northeast Offices, Johnson County, Kansas City of Austin, Texas County of Stanislaus, California County of San Joaquin, California City of Ontario, California

International	Other

Algeria Gendarmerie Nationale

Bulgarian National Police

Chilean National Police

National Electoral Council in the Republic of Venezuela

U.K. National Automated Fingerprint Identification System (NAFIS)

Hong Kong Smart Identity Card Program

Italian National Police

European Commission

Singapore National Police

City of Winnepeg, Manitoba

Ministry of Interior of the Slovak Republic

Ekonomika State Enterprise of Moscow

Turkish Gendarmerie

Control Data (Thailand) Ltd.

Royal Brunei Police Force

National Database & Registration Authority, Pakistan

Secretary of State of the Office of Security, Honduras

Electoral Office of Jamaica

Royal Cayman Islands Police Services

Trinidad and Tobago Population Registration System

Hewlett-Packard National Association of Securities Dealers, Inc. Airline Reporting Corporation

In 2004, we derived 44% and 38%, respectively, of our revenues from the sale of our solutions to various agencies of the DHS and the National Electoral Council in the Republic of Venezuela.

Sales and Marketing

We market our AFIS solutions and other fingerprint biometrics solutions directly to end-users and indirectly through prime contractors. We market our proprietary ASIC device indirectly through OEMs, resellers and distributors. As of December 31, 2004, we employed 12 individuals who were involved in our sales and marketing efforts.

Sales efforts for our AFIS and other government related fingerprint biometrics solutions are predominantly focused on establishing and maintaining new and existing relationships with defense and IT solutions companies that typically serve as prime contractors on government projects. We also market our AFIS and other government related fingerprint biometrics solutions directly to end customers if the project is focused primarily on a biometrics implementation. For large AFIS deployments, a government entity typically issues a request for proposal, or RFP. In the RFP, the entity will usually provide the project’s specifications and performance requirements, and then solicit proposals from prospective prime contractors who are on the approved vendor list. Because we are one of four vendors that offer AFIS solutions, we are typically included in any U.S. or international RFP that is open for competitive bidding. We enhance our opportunities for being selected as a prime or subcontractor by utilizing references from our existing customers, usually bidding on a fixed price basis and employing consultants who have strong relationships in our international markets. We assemble a multi-disciplined project management team to draft the proposal, or to assist with drafting if we are the subcontractor, negotiate the actual contract and deploy the solution. Once our solution has been deployed, the project management team educates our customer on the use of our AFIS and other biometrics solutions. The project management team is also frequently involved in upgrading our customers to more comprehensive solutions as their needs grow. In addition, when competing for local, state and international contracts from governments and law enforcements agencies, we seek to team with local systems integrators in the jurisdiction in which the contract is to be performed.

Our sales efforts for our proprietary ASIC device are focused on OEMs, resellers and distributors. We attempt to identify markets that would benefit from biometrics, such as the market for corporate and personal security, and then partner with leading vendors in those areas. We frequently rely on references from our existing AFIS customers to obtain new commercial customers. As we expand our presence in the commercial market, we intend to increase our sales force.

As part of our general sales and marketing efforts we have also established the Cogent User Group. The main purpose of this group is to provide feedback on existing solutions, identify needs for new products and identify new desirable capabilities for both existing and new solutions. We have an annual user conference where members can provide feedback on our solutions and products. We utilize the information gathered from members of the Cogent User Group and the information gathered from clients by our project management teams to better enable us to create and deliver to our customers timely upgrades and new solutions that meet evolving customer needs.

Manufacturing and Suppliers

For our PMA servers, we conduct finish assembly operations, quality assurance, manufacturing engineering, documentation control and integration at our headquarters facility in South Pasadena, California. We acquire the servers from commercial suppliers such as IBM and Hewlett-Packard. We outsource the assembly of our PMA boards to contract manufacturers to reduce fixed costs and to provide flexibility in meeting market demands. We directly purchase the components of our PMA boards, including printed circuit boards, field programmable gate arrays and memory integrated circuits, and our contract manufacturers assemble them to our specifications. The contract manufacturers deliver the assembled PMA boards to us, and we perform finish assembly procedures before testing and integrating the final products into the commercial servers with software and manuals in our South Pasadena, California facility.

Samsung Semiconductor, Inc. fabricates our proprietary ASIC wafers in Asia. Various subcontractors perform assembly, packaging and testing of our ASICs, allowing us to purchase and receive only finished ASIC product. We maintain a manufacturing facility in Shenzhen, China where we manufacture and assemble consumer and commercial products that incorporate our proprietary ASIC. Approximately 23 employees oversee the manufacturing process, and we have a quality assurance strategy in place that provides quality control audits from these employees. Certain components of our products that are manufactured in Shenzhen are outsourced to contract partners, none of which are sole source suppliers. We also store and distribute our inventory of consumer and commercial products from the Shenzhen facility. All design, engineering, customization and development of these products is done at our facility in South Pasadena.

Most component parts used in our products are standard off-the-shelf items, which are, or can be, purchased from two or more sources. In addition to Samsung, IBM and Hewlett-Packard, we utilize products from suppliers such as Sun Microsystems and Dell Computer, which provide computer workstations, Smith Heimann Biometrics, Identix and CrossMatch, which provide live-scans, Oracle, Informix, Sybase and Microsoft, who supply database software and Atmel, which supplies sensors. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could disrupt our ability to meet customer demands or reduce our gross margins.

Strategic Relationships

Our strategic relationships are an important part of our sales and marketing strategy. We have established strategic relationships with commercial entities such as IBM, Hewlett-Packard, Fujitsu and Sun Microsystems. We are committed to working with our strategic partners to enhance our solutions and increase the value our customers receive. Our relationships with our strategic partners range from situations in which our technology is embedded within a partner’s products and deployed as part of its solution to cooperation arrangements where we work with a partner to increase the interoperability of our offerings for our customers.

Customer Service

We believe that customer service is critical to our success, and we have committed significant resources to this function. Our contracts provide for telephone, web-based or email support and occasionally on-site support. Our systems are configured for remote access, allowing us to solve most problems remotely and without customer involvement. We also maintain a customer support database that allows us to both resolve problems and prevent recurrences of prior problems.

Competition

The market for biometric solutions is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. A significant number of established companies have developed or are developing and marketing software and hardware for biometric products and applications that currently compete or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions, and traditional key, card, surveillance and password systems. Many of our competitors have significantly more financial and other resources than we do. We believe that additional competitors will continue to enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase in the near term. We sometimes compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us. Our current principal competitors include:

•	diversified technology providers, such as NEC, Sagem Morpho, Inc. (a wholly owned subsidiary of Sagem) and Motorola, Inc. (through its Printrak International division) that offer integrated AFIS solutions to government and law enforcement agencies;

•	companies that are AFIS component providers, such as Identix;

•	prime government contractors such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometrics solutions, such as BioScrypt and Dermalog.

We believe the principal competitive factors in the market for complete AFIS solutions include the following:

•	accuracy of matching;

•	speed of matching;

•	total cost of system ownership, including initial costs and ongoing maintenance and support;

•	customization;

•	scalability that enables rapid and accurate matching in extremely large databases; and

•	quality of service and support.

We believe the principal competitive factors in the market for other fingerprint biometric solutions include the following:

•	degree of security provided;

•	ease of use;

•	functionality;

•	price;

•	size; and

•	reliability.

We believe that we compete favorably with our competitors in both of the above markets on the basis of the aforementioned factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2004 and 2003, our total backlog was approximately $127 million and $47 million, respectively.

We cannot assure you that we will realize revenue from all our backlog or as to timing thereof. In 2004, we derived 32.2% of our revenues for the sale of our solutions either directly or indirectly to U.S. government agencies pursuant to government contracts. Many of these contracts are subject to re-negotiation, budget constraints and termination at the option of the customer. In addition, a significant portion of our revenue is not recognized upon shipment, but is recognized only upon customer acceptance of our systems or over the term of our contracts under the percentage-of-completion method.

Research and Development

We engage in substantial research and development to advance our core products and develop new products. We conduct research on algorithm development, hardware development, system engineering and architecture, industry standards, technology integration, user productivity features and performance enhancement. We also invest substantial resources in commercializing the technology that we develop in our research and development efforts into products that meet the needs of our customers. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Our research and development expense was $6.9 million in 2004, $5.7 million in 2003 and $4.6 million in 2002.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. The core technology used in our products and solutions is not the subject of any patent or copyright protection. We rely on a portfolio of intellectual property rights, both foreign and domestic, including trade secrets, trademarks, contractual provisions, patent applications and licenses to protect our intellectual property. Our pending trademark applications relate to Cogent Systems, BioGate, Live-ID and PMA. Our two pending patent applications relate to our Data Flow and Information Fusion technology.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business would thus be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country where we market our solutions. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and domestic and international mechanisms for enforcement of intellectual property rights in those countries may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology.

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, would result in significant expense to us and divert the efforts of our technical and management personnel.

As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an advance ruling in such a claim. An adverse determination could also prevent us from offering our service to others.

We generally enter into confidentiality agreements with our employees, vendors, industry partners and customers. Furthermore, we generally control access to and distribution of our documentation and other proprietary information. Despite this protection, unauthorized parties may copy aspects of our current or future software products or obtain and use information that we regard as proprietary, and such unauthorized use could harm our business.

Employees

As of March 1, 2005, we employed 137 full-time employees, including 61 in research and development, 49 in operations and engineering services, 12 in sales and marketing and 15 in general and administration. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.cogentsystems.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

RISK FACTORS

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

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

In 2003 and 2004, we derived 64% and 71%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had four customers that collectively accounted for 64% of revenues in 2003. In 2004, we had three customers that collectively accounted for 71% of revenues for that period. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers is obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2003 and 2004, we derived 75% and 44%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our earnings and revenues.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Prior to commencement of our preparations for our initial public offering, we operated primarily on a cash accounting basis consistent with our status as a privately held S Corporation, and did not maintain a system of internal controls that was adequate for a public company. As a result, we have in the past discovered, and may in the future discover, areas in our internal controls that need improvement. For example, in connection with the audit of our financial statements for the three years ended December 31, 2003, in May 2004 our independent registered public accounting firm (“independent auditors”) reported to our audit committee several matters that were “reportable conditions” and “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In general, reportable conditions are significant deficiencies in our internal controls that, in our auditor’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited financial statements. In 2004, we devoted significant resources to remediate and improve our internal controls. We believe that these efforts have remediated the concerns that gave rise to the “reportable conditions” and “material weaknesses” and our independent registered auditors did not identify any reportable conditions or materal weaknesses in connection with their audit of our financial statements for the the year ended December 31, 2004. However, we cannot be certain that our controls over our financial processes and reporting will continue to be adequate in the future. Any failure of our internal controls over financial reporting, could cause us to fail to meet our reporting obligations.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 82% of our revenues in 2003 and 79% of our revenues for in 2004 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2003 and in 2004, sales to customers in these markets accounted for 96% and 99%, respectively, of our revenues. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

Termination of all or some of our backlog of orders could negatively affect our sales.

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2004 and 2003, our total backlog was approximately $127 million and $47 million, respectively.

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

Ming Hsieh, our Chief Executive Officer, controls 73% of our outstanding common stock. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

During each of the years ended December 31, 2003 and December 31, 2004, revenues outside of the Americas accounted for approximately 15% of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

After the lock-up agreements that were executed in connection with our initial public offering expire (180 days or more from September 23, 2004), all of our outstanding shares will be eligible for sale in the public market, but they will be subject to volume limitations under Rule 144 under the Securities Act. In addition, shares subject to outstanding options and rights under our 2000 Stock Option Plan, 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Item 2. Properties

Our corporate headquarters occupy approximately 20,074 square feet in South Pasadena, California in a building we purchased in 1997. We also lease properties in Reston, Virginia, Dublin, Ohio, London, U.K., Vienna, Austria and Taipei, Taiwan for use as local project management and business development offices. The size and location of these properties changes from time to time based on business requirements. We lease a manufacturing facility in Shenzhen, China. We believe our space is adequate for current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “COGT” since September 24, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the National Market of the common stock for the periods indicated, as reported by Nasdaq.

	Common Stock Price
	High ($)	Low ($)
Fiscal Year 2004
Third Quarter 2004 (from September 24, 2004)	19.03	15.50
Fourth Quarter 2004	38.25	17.61

As of March 16, 2005, there were 40 holders of record of our common stock. On March 16, 2005, the last sale price reported on the Nasdaq National Market for our common stock was $25.50 per share.

As an S Corporation prior to September 22, 2004, we historically paid dividends to our stockholders. We declared a final dividend of $65.5 million to our existing stockholder that was paid after completion of our initial public offering. We anticipate that any future earnings will be retained to finance continuing development of our business. Accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as the board of directors, in its discretion, deems relevant.

The Securities and Exchange Commission declared our registration statement, which we filed on Form S-1 (Registration No. 333-115535) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on September 23, 2004. The sale of shares of our common stock, including the sale of 2,700,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of $248.4 million, $17.4 million of which we applied to underwriting discounts and commissions and approximately $2.4 million of which we applied to related costs. As a result, we received approximately $228.6 million of the offering proceeds.

As of December 31, 2004, we had used approximately $65.5 million of the net proceeds of the offering to fund the final dividend of our undistributed accumulated S Corporation earnings to our stockholder of record prior to our initial public offering. We had also used approximately $17.9 million to fund operating expenses.

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

The following sales of unregistered securities occurred during the period covered by this Annual Report.

On various dates, we issued options to approximately six employees to purchase up to an aggregate total of 11,500 shares of our common stock under our 2004 Equity Incentive Plan. The exercise prices per share ranged from $18.01 to $34.43. No consideration was paid to us by any recipient of any of the foregoing options for the grant of such options. In addition, three option holders exercised options for an aggregate of 14,290 shares and we received an aggregate of $4,467 upon the exercise of such options. There were no underwriters employed in connection with these transactions. The sales and issuances of securities listed above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefit plans and contracts relating to compensation.

Equity Compensation Plans Information

Information about our equity compensation plans at December 31, 2004 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by our stockholders(a)	8,631,000	$0.38	6,062,000
Equity compensation plans not approved by our stockholders	—	—	—

(a)	Includes our 2000 Stock Option Plan, our 2004 Equity Incentive Plan and our 2004 Employee Stock Purchase Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(b)	Includes 2,000,000 shares reserved for issuance under our 2004 Employee Stock Purchase Plan.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2004, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2001 and selected consolidated statement of operations data for the year then ended have been derived from our audited consolidated financial statements not included in this Annual Report. The selected consolidated balance sheet data as of December 31, 2000 and the selected consolidated statement of operations data for the year then ended have been derived from unaudited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2000		2001	2002	2003	2004
Statements of Operations Data:
Revenues:
Product revenues	$	*	$8,716	$10,450	$24,911	$74,698
Maintenance and services revenues		*	4,352	5,907	7,268	12,990

Total revenues		14,120	13,068	16,357	32,179	87,688

Cost of revenues:
Cost of product revenues(1)		*	3,520	3,841	7,881	25,551
Cost of maintenance and services revenues(1)		*	1,015	1,128	2,051	3,607
Amortization of deferred stock-based compensation		*	—	—	305	669

Total cost of revenues		4,815	4,535	4,969	10,237	29,827

Gross profit		9,305	8,533	11,388	21,942	57,861

Operating expenses:
Research and development(1)		3,194	4,270	4,551	5,687	6,890
Selling and marketing(1)		4,991	1,886	2,135	2,752	3,826
General and administrative(1)		*	2,904	2,152	1,986	3,976
Amortization of deferred stock-based compensation		*	13	10	1,142	9,759

Total operating expenses		8,185	9,073	8,848	11,567	24,451

Income (loss) before income taxes		1,120	(540)	2,540	10,375	33,410
Other income (expense):
Interest income		138	189	69	120	1,144
Other, net(2)		7,117	15	19	(48)	1,599

Total other income		7,255	204	88	72	2,743

Income (loss) before income taxes		8,375	(336)	2,628	10,447	36,153
Income taxes		18	(32)	35	577	(6,428)
Equity in losses of investee		—	(107)	(314)	(246)	—
Impairment of equity investment		—	—	—	(435)	—

Net income (loss)		$8,357	$(411)	$2,279	$9,189	$42,581

	Year Ended December 31,
	2000	2001	2002	2003	2004
Net income (loss) per share(3):
Basic	$0.14	$(0.01)	$0.04	$0.15	$0.65

Diluted	$0.14	$(0.01)	$0.04	$0.14	$0.56

Weighted average number of shares used in per share calculations:
Basic	60,000	60,000	60,000	60,000	65,617

Diluted	60,000	60,000	63,723	67,853	75,817

Pro forma net income data(4):
Income (loss) before income taxes, as reported		$(336)	$2,628	$10,447	$36,153
Pro forma provision (credit) for income taxes		(564)	636	4,123	14,837

Pro forma net income		$228	$1,992	$6,324	$21,316

Pro forma net income per share
Basic			$0.03	$0.11	$0.32

Diluted			$0.03	$0.09	$0.28

Pro forma weighted average number shares used in pro forma share calculations
Basic			60,000	60,000	65,617

Diluted			63,723	67,853	75,817

	Year Ended December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$2,074	$1,111	$1,522	$17,457	$27,004
Working capital	8,080	4,602	9,606	22,997	187,546
Total debt	—	—	—	—	—
Total assets	16,229	14,732	22,223	37,655	300,894
Deferred revenue	940	1,129	6,162	15,264	68,429
Total stockholders’ equity	14,743	11,980	12,367	19,716	222,064

*	During the year ended December 31, 2000, we did not separately record product revenues and maintenance and services revenues or the related costs of product revenues and costs of maintenance and services revenues. In addition, during that period we recorded our selling and marketing and general and administrative expenses as a single expense category which we have presented as selling and marketing expenses in this table.
(1)	Excludes amortization of stock-based compensation expense as follows:

	Year Ended December 31,
	2000	2001	2002	2003	2004
Cost of product revenues	$—	$—	$—	$100	$172
Cost of maintenance and services revenues	—	—	—	205	497
Research and development	—	—	—	663	1,413
Selling and marketing	—	13	10	421	1,558
General and administrative	—	—	—	58	6,788

	$—	$13	$10	$1,447	$10,428

(2)	Other, net of $7.1 million for the year ended December 31, 2000 relates primarily to the proceeds we received from the settlement of a lawsuit in June 2000.
(3)	See Note 1 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.
(4)	Prior to the termination of our S Corporation status, we were exempt from paying federal income taxes and have paid certain state income taxes at a reduced rate because of our S Corporation status. Our S Corporation status terminated effective September 22, 2004. Pro forma net income (loss) data reflects the income tax expense (credit) that would have been recorded had we not been exempt from paying taxes under the S Corporation election.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes that are included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. We experienced a significant increase in our revenues and net income in 2004 as the market for our AFIS and other fingerprint biometric solutions expanded primarily due to increased demand by the Department of Homeland Security (DHS) as well as the National Electoral Council of Venezuela for our AFIS solutions. There can be no assurance that our revenues or net income will continue to grow at the same rates as in the past or at the rate we expect or that we will achieve similar results in future periods.

Sources of Revenue

Revenues. We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator, or PMA, servers and other AFIS equipment, including work stations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. To a lesser extent, we generate product revenues from sales of our proprietary biometrics application specific integrated circuit, or ASIC, and biometrics products that incorporate our ASIC. Revenues from sales of our ASIC and products that incorporate our ASIC have historically been immaterial and accounted for less than 1% of our total revenue in both 2003 and 2004. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. For larger AFIS deployments, the maintenance period is frequently longer than one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

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

Our growth in revenues since the fourth quarter of 2003 is due principally to increased demand by the DHS and by the National Electoral Council in the Republic of Venezuela (the “CNE”) for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE used our solutions for national elections. We anticipate that both of these customers will account for a significant portion of our revenues in 2005 and thereafter. We do not have any long-term contracts with the DHS or the CNE for the sale of our products, and our future sales to the DHS and CNE will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from CNE could cause our revenues to fall short of our expectations.

We also expect to experience increased demand from a number of other governments as they deploy AFIS solutions in elections and at points of entry and exit, including borders, seaports and airports. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections and at points of entry and exit are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

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

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, fees paid to consultants and outside service providers, depreciation of development and test equipment, prototyping expenses related to the design, development, testing and enhancements of our products, and the cost of computer support services. We expense all research and development costs as incurred. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. We are committed to the continued development of new and enhanced technologies to meet the evolving needs of our customers, and we expect we will be required to increase our research and development expenses in absolute dollars in the future. Research and development expenses do not include amortization of deferred stock-based compensation allocable to personnel performing services related to research and development.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. We expect that our sales and marketing expenses will increase in absolute dollars. Sales and marketing expenses do not include amortization of deferred stock-based compensation allocable to personnel performing services related to sales and marketing.

General and Administrative. General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, insurance, information technology, administrative activities and legal and accounting fees. We expect our general and administrative expenses to increase in absolute dollars as we employ additional personnel and incur additional costs related to the growth of our business and our operation as a public company. General and administrative expenses do not include amortization of deferred stock-based compensation allocable to personnel performing general and administrative services.

Amortization of Deferred Stock-Based Compensation. In connection with the grant of stock options during the years ended December 31, 2004 and 2003, we recorded $17.9 million and $4.4 million in deferred stock-based compensation within stockholders’ equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our initial public offering of the underlying shares of common stock involved subjective judgment and the consideration of a variety of factors, including our historical and anticipated operating results and the earnings and revenue multiples implicit in the trading prices of securities of comparable companies. Because there was no public market for our common stock prior to our initial public offering, the amount of the compensatory charge for the period prior to our initial public offering is not based on an objective measure such as the trading price of our common stock. For the years ended December 31, 2004 and 2003, we recognized expense for amortization of deferred stock compensation of $10.4 million and $1.4 million, respectively. As of December 31, 2004, we had an aggregate of $9.8 million of deferred stock-based compensation remaining to be amortized. This deferred compensation balance is expected to be amortized as follows: $5.8 million in 2005; $2.9 million in 2006; $1.0 million in 2007; and $62,000 in 2008. We are amortizing the deferred compensation on an accelerated basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited. The amount of stock based compensation which we recognize will be impacted beginning in our quarter ending September 30, 2005 by Statement of Financial Accounting Standards (“SFAS”) 123 (Revised 2004)-Share Based Payment (SFAS 123R). See Recent Accounting Pronouncements.

Prior S Corporation Status

In 1992, we elected to be treated for federal and certain state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state laws. As a result, our earnings since such initial election and through September 21, 2004, were included in the taxable income of our stockholders for federal and certain state income tax purposes, and we were subject only to reduced amounts of state income tax on such earnings. By reason of our treatment as an S Corporation for federal and state income tax purposes, since 1992 we have paid dividends to our stockholders. We terminated our S Corporation status effective September 22, 2004, and beginning on that date we have been treated for federal and state income tax purposes as a C Corporation under Subchapter C of the Code and, as a result, are subject to state and federal income taxes.

We declared as a dividend to our stockholder the undistributed balance of our federal tax-exempt earnings and taxable earnings included or includable in the taxable income of our stockholders as a result of our

S Corporation status through December 31, 2003. We also declared as a dividend to our stockholder in the same manner and at the same time our estimate of such amounts for the period beginning on January 1, 2004 and ending on the day before we terminated our S Corporation election (September 22, 2004). The total final dividend was $65.5 million.

We have entered into a tax matters agreement with our stockholder pursuant to which we have agreed, among other things, to indemnify the stockholder and the stockholder has agreed to indemnify us against certain income tax consequences which may occur if a taxing authority increases our income for tax periods prior to or after the termination of our S election, as applicable, but only to the extent of the actual tax benefit, if any, to the indemnifying party attributable to the circumstances resulting in additional tax to the indemnified party. The stockholder has further agreed to indemnify us for any tax liability resulting from our failure to qualify as an S Corporation at the initial election or at any time prior to the anticipated termination of our S Corporation status in connection with this offering. For information concerning the tax matters agreement, see “Certain Relationships and Related Party Transactions—Tax Matters Agreement.”

All pro forma income taxes and pro forma net income data reflect adjustments for federal and state income taxes as if we had been taxed as a C Corporation rather than an S Corporation.

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

We consider the following accounting policies to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	commitments and contingencies;

•	allowance for doubtful accounts;

•	accounting for taxes; and

•	accounting for stock-based compensation.

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and accounts for the remaining elements in the arrangement in accordance with SOP 97-2. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold.

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

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. We consider substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to our normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in product revenues and recognized ratably over the term of the maintenance period.

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

Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the amount of revenue recognized from commissions where we are acting as an agent is the net amount after payments are made to the primary obligor responsible for delivering the services.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of December 31, 2004, our net deferred tax assets were approximately $14.3 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Accounting for Stock-Based Compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. The determination of the volatility, expected term and other assumptions used to determine the fair value of stock options granted under SFAS 123 for footnote disclosure purposes involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable companies. We have recorded compensation charges for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. See “—Costs of Revenues and Operating Expenses—Amortization of Deferred Stock-Based Compensation.”

We account for stock options issued to non-employees, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Year Ended December 31,
	2002	2003	2004
Consolidated Statements of Operations Data:
Revenues:
Product revenues	63.9%	77.4%	85.2%
Maintenance and services revenues	36.1	22.6	14.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	23.5	24.5	29.1
Cost of maintenance and services revenue	6.9	6.4	4.1
Amortization of deferred stock-based compensation	—	0.9	0.8

Total cost of revenues	30.4	31.8	34.0

Gross profit	69.6	68.2	66.0

Operating expenses:
Research and development	27.8	17.7	7.9
Selling and marketing	13.1	8.6	4.4
General and administrative	13.2	6.2	4.5
Amortization of deferred stock-based compensation	0.1	3.5	11.1

Total operating expenses	54.2	36.0	27.9

Income from operations	15.4	32.2	38.1
Income before income taxes	14.1	30.3	41.2
Income tax provision (benefit)	0.2	1.8	(7.3)

Net income	13.9%	28.6%	48.6%

Pro forma net income (loss) data:
Pro forma provision (credit) for net income taxes	3.9%	12.8%	16.9%
Pro forma net income	10.3%	17.5%	24.3%

Comparison of Results for the Years Ended December 31, 2004 and 2003

Revenues. Revenues were $87.7 million for the year ended December 31, 2004 compared to $32.2 million for the year ended December 31, 2003. This substantial increase in revenues resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include recent legislation passed in the United States and in many foreign jurisdictions mandating the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, recent terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $74.7 million for the year ended December 31, 2004 compared to $24.9 million for the year ended December 31, 2003. The $49.8 million increase in product revenues resulted primarily from AFIS solutions delivered to the National Electoral Council (“CNE”) in Venezuela, solutions sold to the DHS for the US-VISIT program, an AFIS solution sold to a customer in Algeria as well as sales to a number of other domestic and international customers. During the year ended December 31, 2004, we recognized revenue of approximately $33 million for AFIS solutions delivered to the CNE in Venezuela. In the third quarter of 2004, we entered into a $54 million contract with the CNE for the deployment and sale of an automated fingerprint identification and voter authentication/matching system for use in the Venezuela national and regional elections. Revenue recorded related to this contract totaled $26.4 million in fiscal 2004 with the remaining $27.6 million recorded in deferred revenue to be recognized ratably over the remaining portion of the one year maintenance period. In the fourth quarter of 2004, we entered into a $20.2 million contract with the CNE for the deployment and sale of a new automated fingerprint identification and voter authentication/matching system for use in the Venezuelan Regional Elections. Revenue recorded on this contract totaled $6.5 million in fiscal 2004 with the remaining $13.7 million recorded in deferred revenue to be recognized ratably over the remaining portion of the one year maintenance period. Product sales to the DHS for the US-VISIT program in the year ended December 31, 2004 totaled $19.7 million compared to $15.8 million during the year ended December 31, 2003. In 2004, we also entered into a contract with a value of approximately $10 million for the development and implementation of a automated palm and fingerprint identification system for a customer in Algeria. During the year ended December 31, 2004, we recorded revenue of approximately $6.5 million related to this contract which is being accounted for using the percentage of completion method. Maintenance and services revenues increased by 78.7% to $13.0 million for the year ended December 31, 2004 from $7.3 million for the year ended December 31, 2003. The $5.7 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales and increased support provided to the DHS. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the year ended December 31, 2004.

Gross Profit. Gross profit as a percentage of revenues was 66.0% for the year ended December 31, 2004 compared to 68.2% for the year ended December 31, 2003. Amortization of deferred stock-based compensation included in cost of revenues increased to $669,000 for the year ended December 31, 2004 from $305,000 for the year ended December 31, 2003, which accounted for approximately one percentage point of revenues for these respective periods. Product gross margins were 65.6% for the year ended December 31, 2004 compared to 68.0% for the year ended December 31, 2003. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $172,000 and $100,000 for the years ended December 31, 2004 and 2003, respectively, which reduced product gross margins by less than one percentage point for these respective periods. The decrease in product gross margins was primarily due to lower gross margins associated with our significant AFIS installations, particularly the CNE contract, resulting from the resale of third party hardware which was partially offset by the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $25.6 million for the year ended December 31, 2004 from $7.9 million for the year ended December 31, 2003. Maintenance and services gross margins were 68.4% for the year ended December 31, 2004 compared to 69.0% for the year ended December 31, 2003. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $497,000 and $205,000 for the years ended December 31, 2004 and 2003, respectively, which reduced maintenance and service margins by approximately four and three percentage points for these respective periods. Costs of maintenance and service revenues increased to $3.6 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003.

Research and Development. Research and development expenses increased to $6.9 million, or 7.9% of revenues, for the year ended December 31, 2004 compared to $5.7 million, or 17.7% of revenues for the year ended December 31, 2003. The increase was primarily due to an increase in research and development compensation expense of $772,000 which was primarily attributable to an increase in research and development personnel to support development efforts for the year ended December 31, 2004 compared to December 31, 2003. Additionally, outside development costs totaling approximately $288,000 also contributed to the increase in research and development expenses in fiscal 2004.

Selling and Marketing. Selling and marketing expenses increased to $3.8 million, or 4.4% of revenues, for the year ended December 31, 2004 from $2.8 million, or 8.6% of revenues, for the year ended December 31, 2003. The increase in absolute dollars was primarily due to an increase in selling and marketing compensation expense of $504,000, which was primarily due to an increase in sales and marketing personnel to support our expanded customer base. Additionally, a $186,000 increase in trade show, promotional and conference expenses and a $132,000 increase in travel costs also contributed to the increase in selling and marketing expenses.

General and Administrative. General and administrative expenses increased to $4.0 million, or 4.5% of revenues, for the year ended December 31, 2004 compared to $2.0 million, or 6.2% of revenues, for the year ended December 31, 2003. The increase in absolute dollars was primarily attributable to increased outside legal and accounting fees of $762,000 and a net increase in compensation expense of $345,000 related to an increase in general and administrative personnel, including the addition of a Chief Financial Officer, a Corporate Controller and a Director of Financial Planning and Analysis. Various costs, such as insurance and franchise taxes, board of directors fees and investor relations consulting fees associated with our growth and transition to a public company resulted in an increase in general and administrative expenses of $492,000.

Interest Income. We earned interest income of $1.1 million during the year ended December 31, 2004 compared to $120,000 during the year ended December 31, 2003. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds raised of approximately $228.6 million from our initial public offering and cash generated from operations partially offset by cash distributions to our stockholders.

Other, net. During the year ended December 31, 2004, we recorded other income of $1.6 million related to a $362,000 dividend declared and paid on our 10% ownership interest in Beijing Jinchen Ciccone Security Printing Company as well as from a $1.2 million pre-tax gain on the sale of such investment in the fourth quarter of 2004.

Loss from Equity Investment. In fiscal year 2003, we conducted an impairment analysis of our equity investment in Kinetic Science, Inc. and recorded an impairment charge during 2003 of $435,000 which represented the entire remaining carrying value of the investment. During the year ended December 31, 2003, we also recorded losses from our equity investment in KSI of $246,000.

Income Tax Provision (Benefit). We recognized a net income tax benefit of $6.4 million during the year ended December 31, 2004 primarily as a result of the termination of our S Corporation status and the related recognition of previously unrecognized net deferred tax assets in the quarter ended September 30, 2004 partially offset by the income tax expense recorded as a C Corporation beginning on September 23, 2004. During the year ended December 31, 2003, we recorded an income tax provision of $577,000 due to the net income incurred in the period and based on our tax rate as an S Corporation.

Comparison of Years Ended December 31, 2003 and 2002

Revenues. Revenues were $32.2 million for 2003 compared to $16.4 million for 2002, an increase of 96%. This substantial increase in revenues has resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include recent legislation passed in the United States and in many foreign jurisdictions mandating the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics as well as recent terrorist attacks. Product revenues were $24.9 million for 2003 compared to $10.5 million for 2002. The $14.5 million increase in product revenues resulted primarily from an increase in solutions sold to the DHS, most of which occurred in the fourth quarter of 2003. We recorded product sales of $15.8 million to the DHS for the US-VISIT program during the year ended December 31, 2003 compared to $3.2 million during the year ended December 31, 2002. Maintenance and services revenues were $7.3 million for 2003 compared to $5.9 million in 2002. The $1.4 million increase was due to maintenance revenue associated with 2003 product sales and an increase in time and materials service revenues of $820,000. Because we recorded 62% of our annual revenue in the fourth quarter of 2003 principally due to increased product shipments and because maintenance and service revenues are recognized over time following product shipment, maintenance and services revenues as a percentage of total revenues declined from 36% in 2002 to 23% in 2003.

Gross Profit. Gross profit as a percentage of revenues was 68% and 70% in 2003 and 2002, respectively. Product gross margins were 68% in 2003 compared to 63% in 2002. The increase was due to increased shipments of PMA servers, which carry higher gross margins than our other products, in 2003 compared to 2002. Sales of our PMA servers totaled $15.4 million during the year ended December 31, 2003 compared to $1.0 million during the year ended December 31, 2002. Costs of product revenues increased to $7.9 million in 2003 from $3.8 million in 2002. Maintenance and services gross margins were 72% in 2003 compared to 81% in 2002. The decrease was due to an increase in services revenue of $953,000 from 2002 to 2003, which carries lower gross margins than maintenance revenue. Costs of maintenance and service revenues increased to $2.1 million in 2003 from $1.1 million in 2002. Amortization of deferred stock-based compensation increased to $305,000 in 2003 from $0 in 2002.

Research and Development. Research and development expenses increased to $5.7 million, or 18% of revenues, for 2003 compared to $4.6 million, or 28% of revenues for 2002. The increase in absolute dollars was primarily due to an increase in research and development compensation expense of $709,000, which was primarily related to an increase in research and development personnel from 33 in 2002 to 44 in 2003. Additionally, research and development expenses related to our Shenzhen facility increased by $240,000. Operations at our Shenzhen facility began in late 2002 and therefore, 2003 marked the first full year of operation.

Selling and Marketing. Selling and marketing expenses increased to $2.8 million, or 9% of revenues, for 2003 compared to $2.1 million, or 13% of revenues for 2002. The increase in absolute dollars was primarily attributable to an increase in selling and marketing compensation expense of $457,000, combined with an increase in conference, promotion and tradeshow expenses of $69,000.

General and Administrative. General and administrative expenses decreased to $2.0 million, or 6% of revenues, for 2003 compared to $2.2 million, or 13% of revenues for 2002. The decrease was primarily attributable to a $400,000 decrease in executive bonus costs which totaled $100,000 in 2003 compared to $500,000 in 2002, partially offset by $45,000 of increased costs for insurance and other general items. In 2002, the executive bonuses were paid to members of management who were also our S corporation shareholders at the time. The bonuses were paid in addition to any S corporation dividends and were in recognition of the relative contributions of the stockholders which differed from their ownership positions.

Interest Income. We earned interest income of $120,000 in 2003 compared to $69,000 in 2002. The higher interest income resulted from higher cash balances.

Investment Impairment Loss and Loss from Equity Investment. We recorded losses from our equity investment in Kinetic Science, Inc., or KSI, of $246,000 in 2003 compared to $314,000 in 2002 as a result of lower recorded losses of KSI in 2003 compared to 2002. We conducted an impairment analysis of KSI in 2003 and recorded an impairment charge during 2003 of $435,000 which represented the entire remaining carrying value of the investment. See Note 4 to our consolidated financial statements.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. As of December 31, 2004, we had $27.0 million in cash and cash equivalents and $195.7 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash generated by operating activities was $58.4 million and $19.8 million in the years ended December 31, 2004 and 2003, respectively. The increase in cash provided by operating activities was primarily due to net income of $42.6 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred stock-based compensation of $10.4 million and deferred income taxes of $13.8 million. Cash provided by operating activities during the year ended December 31, 2004 was also significantly impacted by increases in deferred revenues of $53.1 million and income taxes payable of $5.2 million partially offset by increases in inventory and contract related costs of $31.2 million and billed and unbilled accounts receivable of $9.6 million. Net cash generated by operating activities was $19.8 and $3.0 million, respectively, in the years ended December 31, 2003 and 2002. The increase in cash generated by operations between the periods principally reflects the increase in both net income and deferred revenues between the periods.

Net cash used in investing activities was $197.8 million, $0.6 million and $0.7 million, respectively, in the years ended December 31, 2004, 2003 and 2002. The increase in cash used in investing activities in 2004 from 2003 relates primarily to the investment of the Company’s initial public offering proceeds in marketable securities. Investing activities for all periods consisted of capital expenditures, which consist primarily of computer equipment for our engineering and service departments.

Cash provided by (used in) financing activities was $149.1 million, ($3.3) million and ($2.0) million, respectively, in the years ended December 31, 2004, 2003 and 2002. Cash provided by financing activities in 2004 relates to the Company’s initial public offering, which generated proceeds of $228.6 million, net of issuance costs. Cash used in financing activities consisted solely of cash dividends to our stockholders primarily to fund such stockholders’ tax liabilities related to our S Corporation earnings, of which the dividends amounted to $2.0 million, $3.3 million and $79.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this Annual Report.

At December 31, 2004, our outstanding contractual cash commitments were limited to our non-cancelable operating lease obligations as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Non-cancelable operating lease obligations	$950	$204	$591	$155	$—

Recent Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue No. 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position and results of operations.

In August 2003, the FASB’s Emerging Issues Task Force issued EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The consensus addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The EITF reached a consensus that non-software deliverables, including non-related equipment, for which a software deliverable is essential to its functionality, would be considered software-related, and therefore, included within the scope of SOP 97-2. Unrelated hardware where the software deliverables are not essential to the unrelated hardware’s functionality would not be within the scope of SOP 97-2. The adoption of EITF 03-5 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (SFAS 123R). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005, the Company’s third quarter of fiscal year 2005. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In December 2004, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act). This Act provides tax relief to U.S. domestic manufacturers for certain qualifying activities. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, addressing accounting and disclosure guidance relating to a Company’s repatriation program. Management is currently evaluating the impact of this and any other changes made by the Act and, as such, the effects of such changes cannot be quantified at this time.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Although we currently bill for our products and services mostly in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our products and services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay substantially all of our vendors in U.S. dollars. In the future, an increased portion of our revenues and costs may be denominated in foreign currencies. To date, exchange rate fluctuations have had little impact on our operating results. We do not enter into derivative instrument transactions for trading or speculative purposes.

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2004 and 2003 and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasoanble assurance level as of the end of the fiscal period covered by this report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to have a materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of December 31, 2004:

Name	Age	Position(s)
Ming Hsieh	49	President, Chief Executive Officer and Chairman of the Board of Directors
Paul Kim	37	Chief Financial Officer
Michael Hollowich	58	Executive Vice President, Operations
James Jasinski	55	Executive Vice President, Federal and State Systems
John Bolger(1)	58	Director
John P. Stenbit(1)	64	Director
Kenneth R. Thornton(1)	63	Director

(1)	Member of audit, compensation and nominating and corporate governance committees

Ming Hsieh has served as our Chief Executive Officer, President and Chairman of the Board of Directors since founding Cogent in 1990. Mr. Hsieh is responsible for our executive management and his responsibilities include long-range planning and corporate growth, as well as developing and implementing company policies, procedures and philosophy. Prior to founding Cogent, Mr. Hsieh founded and was Vice President of AMAX Technology from 1987 to 1990. Prior to that, Mr. Hsieh was a research and development engineer at International Rectifier from 1985 to 1987. Mr. Hsieh received a B.S.E.E. from University of Southern California in 1983 and an M.S.E.E. from University of Southern California in 1984.

Paul Kim has served as our Chief Financial Officer since January 2004. Prior to that, Mr. Kim was the Chief Financial Officer of JNI Corporation, a storage area network technology company, from September 2002 until December 2003. From October 1999 to August 2002, Mr. Kim was Vice President, Finance and Corporate Controller of JNI. Prior to joining JNI, he served as Vice President of Finance and Administration for Datafusion Inc., a privately held software development company, from January 1998 until October 1999. From April 1996 to January 1998, Mr. Kim was the Corporate Controller for Interlink Computer Sciences, Inc., a public enterprise software company. From January 1990 to April 1996, Mr. Kim worked for Coopers and Lybrand L.L.P., leaving as an audit manager. Mr. Kim received a B.A. in economics from the University of California at Berkeley in 1989 and is a Certified Public Accountant.

Michael Hollowich joined Cogent in February 2001. He currently serves as Executive Vice President, Operations. Mr. Hollowich is responsible for internal operations related to new project management and user support, as well as qualification of new business targets and preparation of proposals. Prior to joining us, Mr. Hollowich served at TRW (Northrup Grumman) from April 1969 to February 2001, where he held senior business development and project management positions including project director for the United Kingdom’s National Automated Fingerprint Identification System as well as the project manager for the NASA Spacelab Payload Integration project. While at TRW, Mr. Hollowich worked overseas on projects in the United Kingdom, Germany, Belgium and Denmark. Mr. Hollowich received a B.S. degree from the University of California at Los Angeles in April 1969.

James Jasinski joined Cogent in May 2002. He currently serves as Executive Vice President Federal and State Systems. Mr. Jasinski is responsible for support of existing clients at the federal and state levels, development of new business opportunities, and establishment of new project offices as needed for the management of new contracts. He also manages our Reston, Virginia, Ohio and London offices. Prior to joining us, Mr. Jasinski was a Vice President for DynCorp Systems and Solutions from December 2000 to May 2002. From May 1978 through December 2000, Mr. Jasinski worked at the Federal Bureau of Investigation. Mr. Jasinski received a Juris Doctor degree from Union University, Albany Law School in 1976 and a Bachelor of Arts degree from State University of New York at Buffalo in 1973.

John Bolger has served as a director since March 2004. Mr. Bolger is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently a private investor and has served as a director of Integrated Device Technology, Inc. since 1993, Wind River Systems, Inc. since 2000, Mission West Properties, Inc. since 1998 and Micromuse, Inc. since 2004, all of which are public companies. Mr. Bolger earned a B.A. from the University of Massachusetts and an M.B.A. from Harvard University. He is a Certified Public Accountant.

John P. Stenbit has served as a director since April 2004. Mr. Stenbit participated as a member of Secretary Rumsfeld’s staff in conjunction with the transformation of the entire Department of Defense during his two terms of service from September 1973 to April 1977. Mr. Stenbit served as the Assistant Secretary of Defense Networks and Information Integration (NII), previously known as Command, Control, Communications, and Intelligence (C3I), at the Pentagon from August 2001 to March 2004. Mr. Stenbit also worked at TRW, Inc. from September 1968 to August 1973, and from May 1977 to April 2001, most recently as an executive vice president. Mr. Stenbit has chaired advisory committees for the Administrator of the Federal Aviation Administration, as well as served as a member of advisory committees on information security, strategic systems, telecommunications, submarines, and future warfare defense communications. Mr. Stenbit earned a bachelors degree in Engineering in 1961 and masters degree in Electrical Engineering in 1962 from the California Institute of Technology in Pasadena, California and attended the Technische Hogeschool in the Netherlands from 1962 to 1963 and 1965 to 1967. Mr. Stenbit was a Fulbright Fellow from 1962 to 1963 and an Aerospace Corporation Fellow from 1965 to 1967. He is presently a member of the National Academy of Engineering, Tau Beta Pi, and a recipient of Secretary of Defense Medals for both Distinguished and Outstanding Public Service.

Kenneth Thornton has served as a director since June 2004. Mr. Thornton worked for International Business Machines (IBM) from November 1967 until April 2001 when he retired as General Manager Worldwide Public Sector. Mr. Thornton has served as a director of CyberSource Corporation since April 2001, First Genetic Trust Corporation since December 2002, Hire Networks corporation since November 2001, Infodata Systems since July 2004 and the National Symphony Orchestra since July 2000. In addition, Mr. Thornton has served on the Advisory Board of the U.S. Postal Service since January 1998 and CrossMatch Technologies since November 2003. Mr. Thornton received his B.S. in Business Administration from Barton College in 1964.

Executive Officers and Directors

Currently, all of our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our officers are elected and serve at the discretion of our board of directors.

Ming Hsieh, our President, Chief Executive Officer and Chairman of the Board of Directors, and James Xie, our Vice President System Integration, are brothers. There are no other family relationships among any of our directors and executive officers.

Board Committees

Our board of directors has established three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee.

Audit Committee. The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are John Bolger, John P. Stenbit and Kenneth R. Thornton.

Compensation Committee. The compensation committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers and directors, administers our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits. The members of our compensation committee are John Bolger, John P. Stenbit and Kenneth R. Thornton.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee identifies prospective board candidates, recommends nominees for election to our board of directors, develops and recommends board member selection criteria, considers committee member qualification, recommends corporate governance principles to our board of directors, and provides oversight in the evaluation of our board of directors and each committee. The members of our nominating and corporate governance committee are John Bolger, John P. Stenbit and Kenneth R. Thornton.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who benefically own more than 10% of our common stock to file initial reports ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based soley on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at the Company’s website at www.cogentsystems.com/investors/.

Item 11. Executive Compensation

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other three most highly compensated executive officers whose total annual salary and bonus during the fiscal year ended December 31, 2004 exceeded $100,000:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation				Long-Term Compensation Awards	All Other Compensation(2)
Number of Securities Underlying Options
		Salary		Bonus(1)
Ming Hsieh, President and Chief Executive Officer	2004 2003	$ $	259,921 170,000	$ $	70,000 100,000	— —	$ $	9,988 6,000
Paul Kim, Chief Financial Officer(3)	2004		$205,524		$70,000	950,000		$—
Michael Hollowich, Executive Vice President, Operations	2004 2003	$ $	175,556 164,583	$ $	70,000 100,000	140,000 100,000	$ $	7,367 6,000
James Jasinski, Executive Vice President, Federal and State Systems	2004 2003	$ $	176,000 165,334	$ $	70,000 100,000	140,000 120,000	$ $	7,380 6,000

(1)	Bonuses are paid in the year in which they are earned.
(2)	Includes contributions made by us to our 401(k) plan on behalf of the named individuals.
(3)	Mr. Kim was appointed our Chief Financial Officer on January 5, 2004.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to the individuals named in the Summary Compensation Table during the fiscal year ended December 31, 2004, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually, minus the applicable per share exercise price. These assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock price. There can be no assurance that any of the values in the table will be achieved. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock and overall stock market conditions.

In the fiscal year ended December 31, 2004, we granted options to purchase up to an aggregate of 2,682,000 shares of our common stock to employees, directors and consultants. All options are fully vested within four years. The percentage of total options granted is based upon an aggregate of 2,682,000 options granted during 2004.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees In Last Fiscal Year	Exercise Price Per Share	Expiration Date
					5%	10%
Ming Hsieh	—	—	—	—	—	—
Paul Kim	950,000	35%	$1.00	1/05/2014	$47,684,140	$72,971,660
Michael Hollowich	40,000	1%	$1.00	1/01/2014	$2,007,753	$3,072,491
Michael Hollowich	100,000	4%	$4.50	6/22/2014	$4,795,807	$7,711,020
James Jasinski	40,000	1%	$1.00	1/01/2014	$2,007,753	$3,072,491
James Jasinski	100,000	4%	$4.50	6/22/2014	$4,795,807	$7,711,020

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the individuals named in the Summary Compensation Table their option exercises for the fiscal year ended December 31, 2004, and exercisable and unexercisable options held by them as of December 31, 2004.

The “Value of Unexercised In-the-Money Options at December 31, 2004” is calculated based on the difference between the $ 33.00, the closing price of our common stock on the Nasdaq National Market on December 31, 2004, and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the option. All options were granted under our 2000 Stock Option Plan.

Name	Number of Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Options At December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ming Hsieh	—	—	—	—	—	—
Paul Kim	—	—	237,500	712,500	$7,600,000	$22,800,000
Michael Hollowich	—	—	132,500	207,500	$4,308,938	$6,310,063
James Jasinski	—	—	102,500	237,500	$3,313,125	$7,278,875

Employment Agreements and Change in Control Agreements

We have an employment agreement with Paul Kim, entered into on January 5, 2004, under which Mr. Kim is entitled to an annual salary of $208,000, with a one-time initial bonus of $20,000. On January 5, 2004, Mr. Kim was also granted an option to purchase up to 950,000 shares at an exercise price of $1.00 per share, with 237,500 shares vesting on April 5, 2004, 178,124 shares vesting on January 5, 2005, and 44,532 shares vesting on each subsequent calendar quarter thereafter. In the event of a change of control, all unvested shares will immediately vest. In the event of termination for cause following a change of control, Mr. Kim may be eligible for severance pay of up to one year of his annual salary.

We have employment agreements with our Executive Vice President, Federal and State Systems, Michael Hollowich and our Executive Vice President, Operations, James Jasinski. Each of these agreements provides for a fixed base annual salary that is subject to normal periodic review for increases by our board or directors, and each of these agreements may be terminated at will by either the employee or us.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past. For information concerning transactions between us and Messrs. Bolger, Thornton and Stenbit, or their affiliates, see “Certain Relationships and Related Party Transactions.”

Director Compensation

Each of our non-employee directors is paid $20,000 annually and is reimbursed for reasonable expenses incurred in connection with performance of their duties as directors. Upon their election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 40,000 shares of our common stock at the then fair market value pursuant to the terms of our 2004 Equity Incentive Plan. In addition, each non-employee director is automatically granted an option to purchase up to 10,000 shares of our common stock if he or she remains on the board of directors on the date of each annual meeting of stockholders (unless he or she joined our board of directors within six months of such meeting). Each non-employee director also receives cash compensation of $2,000 for attendance of each board meeting. Additionally, the chairperson of each of the audit committee and the compensation committee receives $2,500 and $1,500, respectively, and members of the audit committee and compensation committee (not including chairpersons) receive $1,500, and $1,000, respectively, for attendance at each meeting of such committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of March 16, 2005, by:

•	each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each executive officer listed in the Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder. The address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned
Name or Group of Beneficial Owners	Number	Percent
Named Executive Officers:

Ming Hsieh(2)	60,000,000	73%
Paul Kim(3)	460,155	*
Michael Hollowich(4)	163,750	*
James Jasinski(5)	140,000	*

Directors:

John Bolger(6)	23,000	*
John P. Stenbit(7)	10,000	*
Kenneth R. Thornton	5,000	*

Executive officers and directors as a group (7 persons)(8)	60,801,905	74.1%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on shares of our common stock outstanding as of March 16, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options currently exercisable, or exercisable within 60 days after March 16, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 3,000,000 shares held by Ming Hsieh as trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004, and 3,000,000 shares held by the spouse of Mr. Hsieh, Fang Liu Hsieh, as trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004.
(3)	Consists of 460,155 shares issuable upon the exercise of options that are exercisable within 60 days after March 16, 2005.
(4)	Consists of 163,750 shares issuable upon the exercise of options that are exercisable within 60 days after March 16, 2005.
(5)	Consists of 140,000 shares issuable upon the exercise of options that are exercisable within 60 days after March 16, 2005.
(6)	Includes 20,000 shares issuable upon the exercise of options that are exercisable within 60 days after March 16, 2005.
(7)	Consists of 10,000 shares issuable upon the exercise of options that are exercisable within 60 days after March 16, 2005.
(8)	Includes an aggregate of 793,905 shares issuable upon the exercise of options granted to our executive officers and directors that are exercisable within 60 days after March 16, 2005.

Item 13. Certain Relationships and Related Transactions

Since January 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than the transactions described below. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our audit committee.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors containing provisions that may require us to, among other things, indemnify those executive officers and directors against certain liabilities that may arise by reasons of their status or service as executive officers or directors. The agreements also provide for us to advance to the executive officers and directors expenses that they expect to incur as a result of any proceeding against them as to which they could be indemnified. We also intend to execute such agreements with our future executive officers and directors.

Stock Option Grants

Certain stock option grants to our directors and executive officers are described in this Annual Report under the captions “Management—Director Compensation” and “Management—Option Grants in Last Fiscal Year.”

Stock Sale Agreement

On December 31, 2003, we entered into a Stock Sale Agreement with Ming Hsieh, our President and Chief Executive Officer, and Archie Yew, our former Vice President-Finance whereby Mr. Yew sold 20,000,040 shares of our common stock to Mr. Hsieh. Mr. Hsieh made an initial payment to Mr. Yew in the amount of $6,292,150 on January 21, 2004, which was funded by a dividend paid by us to Mr. Hsieh. Mr. Hsieh issued a Promissory Note to Mr. Yew for an aggregate amount equal to (i) $2,813,778 plus interest on such amount at 6% per annum, plus (ii) an amount equal to Mr. Yew’s tax liability on the aggregate payment of $9,105,928, plus (iii) an additional amount equal to the taxes Mr. Yew is required to pay in connection with our earnings as an S Corporation while Mr. Yew was a stockholder. The amounts described in clauses (i) and (iii) were paid in July 2004 and the amount in clause (ii) was paid in March 2005 by Mr. Hsieh, and the Promissory Note was cancelled.

Pursuant to the Stock Sale Agreement, we agreed to indemnify, hold harmless and insure Mr. Yew against all losses, liabilities or expenses which he shall incur arising out of his actions taken as an officer, director or employee of ours, provided such actions were in good faith or at the direction of any other officer of ours. Mr. Yew agreed to indemnify and hold harmless, to the extent not covered by insurance, us and our officers, directors and employees against all losses, liabilities or expenses incurred as a result of Mr. Yew’s actions as an officer, director or employee, to the extent such actions were outside the scope of his duties or in bad faith.

Tax Matters Agreement

On May 12, 2004, we entered into a Tax Matters Agreement with our stockholder, Ming Hsieh. The Tax Matters Agreement was amended in September 2004. Under the amended agreement, we agreed to declare a dividend to Mr. Hsieh in an amount not to exceed $85.0 million. The final amount of $65.5 million was calculated as described in Item 7, under “Prior S Corporation Status”. We also agreed to not file an amended income tax return or change any election or accounting method if such filing or change would increase any tax liability of Mr. Hsieh for any tax period. Mr. Hsieh and we agreed that we would file all appropriate tax returns related to our prior fiscal years as an S Corporation or in connection with the termination of our status as an S Corporation. The amended Tax Matters Agreement also provides for certain allocations of responsibility for taxes for the periods prior to the termination of our status as an S Corporation and after such termination.

We agreed to indemnify and hold harmless Mr. Hsieh for any tax liabilities incurred by him in connection with changes to our taxable income as a result of an increase in or change in character of our taxable income during the period in which we were an S Corporation. Further, we agreed to indemnify Mr. Hsieh for professional fees or other costs reasonably incurred in the course of his defense of his income tax returns for the years in which he was reporting corporate income as a result of the S Corporation election. Our obligation to indemnify Mr. Hsieh is limited to the amount of our actual tax savings in connection with such increases or changes with respect to our taxable income.

Pursuant to the amended Tax Matters Agreement, Mr. Hsieh agreed to indemnify and hold us harmless for any tax liability resulting from our failing to qualify as an S Corporation at the initial election or at any time prior to the termination of our S Corporation status. Mr. Hsieh has also agreed to indemnify us against certain increases in our tax liabilities related to periods prior to the termination of our S Corporation election, but Mr. Hsieh’s obligation to indemnify us for these liabilities is limited to the amount of his actual tax savings attributable to the circumstances giving rise to the increase in our tax liability.

Dividends

During the years ended December 31, 2002, 2003 and 2004, we declared S Corporation dividends of approximately $1,957,000, $3,334,000 and $79,625,000 respectively, of which the amounts indicated below were paid to the following holders of our common stock:

	Year Ended December 31,
Name of Stockholder	2002	2003	2004
	(in thousands)
Ming Hsieh	$1,304	$2,222	$68,720
Archie Yew	$653	$1,112	$10,905

Item 14. Principal Accounting Fees and Services

Our consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2000 and 2001 were previously audited by KPMG LLP, certified public accountants. KPMG LLP resigned in January 2004 and the Company engaged Deloitte & Touche LLP in April 2004 to audit our consolidated financial statements as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003. Our board of directors approved the appointment of Deloitte &Touche LLP as our independent registered public accounting firm in April 2004.

The following table sets forth the aggregate fees billed to us for the fiscal years ended 2003 and 2004 by KPMG LLP and Deloitte & Touche LLP:

KPMG LLP			Deloitte & Touche LLP
	2004	2003		2004	2003
Audit Fees(1)	$0	$99,148	Audit Fees(3)	$1,175,876	$0
Audit-Related Fees(2)	0	13,769	Audit-Related Fees(4)	0	0
Tax Fees	0	0	Tax Fees	0	0
All Other Fees	0	0	All Other Fees	0	0

(1)	Consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” None of these fees or services were pre-approved by our audit committee.
(3)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, billing for professional services performed in connection with our initial public offering in September 2004 and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(4)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b) Exhibits:

Exhibits.

Exhibit Number	Description of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of the registrant

3.2(2)	Bylaws of the registrant

4.1(5)	Specimen Common Stock Certificate

10.1(2)#	Form of Indemnity Agreement for directors and executive officers

10.2(3)#	2000 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement thereunder

10.3(2)#	2004 Equity Incentive Plan and forms of Stock Option Agreements thereunder

10.4(2)#	2004 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.5(2)#	Employment Agreement by and between the registrant and Paul Kim, dated January 5, 2004

10.6(2)#	Employment Agreement by and between the registrant and Michael Hollowich, dated February 19, 2001

10.7(2)#	Employment Agreement by and between the registrant and James Jasinski, dated May 9, 2002

10.9(3)	Automated Fingerprint Matcher Systems Equipment and Services Blanket Purchase Agreement (BPA), dated July 11, 2002 by and between the registrant and INS Headquarters Procurement Division

10.10(2)	Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu Hsieh, Trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004

10.11(3)	Stock Sale Agreement, by and among the registrant, Ming Hsieh and Archie Yew, dated December 31, 2003

Exhibit Number	Description of Documents
10.12(4)	Amended and Restated Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu-Hsieh, trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 12, 2004

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with a Current Report on Form 8-K dated November 1, 2004.
(2)	Filed with initial Registration Statement on Form S-1 (File No. 333-115535) dated May 14, 2004.
(3)	Filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-115535) dated June 29, 2004.
(4)	Filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-115535) dated September 8, 2004.
(5)	Filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-115535) dated September 23, 2004.
#	Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

Cogent, Inc.:

South Pasadena, California

We have audited the accompanying consolidated balance sheets of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cogent, Inc. and subsidiaries at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 21, 2005

COGENT, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,457	$27,004
Investments in marketable securities	—	167,202
Billed accounts receivable, net of allowance for doubtful accounts of $229 and $150 at December 31, 2004 and 2003, respectively	6,271	14,761
Unbilled accounts receivable	306	1,308
Inventory and contract related costs	3,550	35,854
Prepaid expenses and other current assets	267	741
Deferred income taxes	163	10,744

Total current assets	28,014	257,614
Investments in marketable securities	—	28,517
Inventory and contract related costs	2,769	2,126
Property and equipment, net	5,696	8,478
Restricted cash	—	561
Deferred income taxes	376	3,568
Other assets	800	30

Total assets	$37,655	$300,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,572	$2,790
Accrued expenses	172	1,480
Income taxes payable	931	6,131
Deferred revenues	5,111	59,667

Total current liabilities	7,786	70,068

Deferred revenues	10,153	8,762

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 80,788,040 and 60,000,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	120	120
Additional paid-in capital	5,394	251,871
Deferred stock-based compensation	(2,924)	(9,831)
Retained earnings (deficit)	17,049	(19,995)
Accumulated other comprehensive income (loss)	77	(101)

Total stockholders’ equity	19,716	222,064

Total liabilities and stockholders’ equity	$37,655	$300,894

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Product revenues	$10,450	$24,911	$74,698
Maintenance and services revenues	5,907	7,268	12,990

Total revenues	16,357	32,179	87,688

Cost of revenues:
Cost of product revenues(1)	3,841	7,881	25,551
Cost of maintenance and services revenues(1)	1,128	2,051	3,607
Amortization of deferred stock-based compensation	—	305	669

Total cost of revenues	4,969	10,237	29,827

Gross profit	11,388	21,942	57,861

Operating expenses:
Research and development(1)	4,551	5,687	6,890
Selling and marketing(1)	2,135	2,752	3,826
General and administrative(1)	2,152	1,986	3,976
Amortization of deferred stock-based compensation	10	1,142	9,759

Total operating expenses	8,848	11,567	24,451

Operating income	2,540	10,375	33,410
Other income:
Interest income	69	120	1,144
Other, net	19	(48)	1,599

Total other income	88	72	2,743

Income before income taxes	2,628	10,447	36,153
Income tax provision (benefit)	35	577	(6,428)
Equity in losses of investee	(314)	(246)	—
Impairment of equity investment	—	(435)	—

Net income	$2,279	$9,189	$42,581

Basic net income per share	$0.04	$0.15	$0.65

Diluted net income per share	$0.04	$0.14	$0.56

Shares used in computing basic net income per share	60,000	60,000	65,617

Shares used in computing diluted net income per share	63,723	67,853	75,817

Pro forma net income data (unaudited)
Income before income taxes, as reported	$2,628	$10,447	$36,153
Pro forma provision for income taxes	636	4,123	14,837

Pro forma net income	$1,992	$6,324	$21,316

Pro forma net income per share (unaudited)
Basic	$0.03	$0.11	$0.32

Diluted	$0.03	$0.09	$0.28

Pro forma weighted average number shares used in pro forma share calculations (unaudited)
Basic	60,000	60,000	65,617

Diluted	63,723	67,853	75,817

(1) Excludes amortization of deferred stock-based compensation as follows:

Cost of product revenues	$—	$100	$172
Cost of maintenance and services revenues	—	205	497
Research and development expenses	—	663	1,413
Selling and marketing expenses	10	421	1,558
General and administrative expenses	—	58	6,788

	$10	$1,447	$10,428

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(in thousands)

	Common Stock
			Additional Paid in Capital	Deferred Stock-Based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balances at January 1, 2002	60,000	$120	$1,030	$(17)	$10,872	$(25)	$—	$11,980
Stockholders distributions	—	—	—	—	(1,957)	—	—	(1,957)
Stock-based compensation	—	—	—	10	—	—	—	10
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	2,279	—	2,279	2,279
Other comprehensive income	—	—	—	—	—	55	55	55

Comprehensive income	—	—	—	—	—	—	$2,334	—

Balances at December 31, 2002	60,000	120	1,030	(7)	11,194	30	—	12,367
Stockholders distributions	—	—	—	—	(3,334)	—	—	(3,334)
Deferred stock-based compensation	—	—	4,364	(4,364)	—	—	—	—
Stock-based compensation	—	—	—	1,447	—	—	—	1,447
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	9,189	—	9,189	9,189
Other comprehensive income	—	—	—	—	—	47	47	47

Comprehensive income	—	—	—	—	—	—	$9,236	—

Balances at December 31, 2003	60,000	120	5,394	(2,924)	17,049	77	—	19,716
Stockholders distributions	—	—	—	—	(79,625)	—	—	(79,625)
Deferred stock-based compensation	—	—	17,862	(17,862)	—	—	—	—
Stock-based compensation	—	—	—	10,888	—	—	—	10,888
Issuance of common stock in public offering, net of issuance costs	20,700	—	228,635	—	—	—	—	228,635
Stock options exercised	88	—	47	—	—	—	—	47
Cancellation of unvested stock options	—	—	(67)	67	—	—	—	—
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	42,581	—	42,581	42,581
Other comprehensive loss	—	—	—	—	—	(178)	(178)	(178)

Comprehensive income	—	—	—	—	—	—	$42,403	—

Balances at December 31, 2004	80,788	$120	$251,871	$(9,831)	$(19,995)	$(101)		$222,064

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2003	2004
Cash Flows from operating activities:
Net income	$2,279	$9,189	$42,581
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	—	—	(1,200)
Depreciation and amortization	589	703	1,279
Equity in losses of investee	314	246	—
Impairment of equity investment	—	435	—
Allowance for doubtful accounts	51	70	79
Amortization of deferred stock-based compensation	10	1,447	10,428
Amortization of bond premium on available for sale securities	—	—	34
Deferred income taxes	(12)	(477)	(13,773)
Changes in assets and liabilities:
Billed accounts receivable	(4,047)	2,829	(8,561)
Unbilled accounts receivable	(16)	59	(1,002)
Inventory and contract related costs	(3,348)	(2,507)	(31,201)
Prepaid expenses and other current assets	2	(238)	(474)
Restricted cash	—	—	(561)
Income tax receivable	42	—	—
Other assets	—	—	(30)
Accounts payable	2,157	(1,740)	1,141
Accrued expenses	265	(209)	1,307
Income taxes payable	—	932	5,200
Deferred revenues	4,683	9,100	53,165

Net cash provided by operating activities	2,969	19,839	58,412

Cash Flows from investing activities:
Proceeds from sale of investment, net of transaction costs	—	—	2,000
Purchase of available-for-sale securities	—	—	(414,024)
Proceeds from sale of available-for-sale securities	—	—	218,271
Purchase of property and equipment	(656)	(617)	(4,060)

Net cash used in investing activities	(656)	(617)	(197,813)

Cash Flows from financing activities:
Distributions to stockholders	(1,957)	(3,334)	(79,625)
Proceeds from the issuance of common stock, net of issuance costs incurred	—	—	228,635
Proceeds from the exercise of stock options	—	—	47

Net cash provided by (used in) financing activities	(1,957)	(3,334)	149,057

Effect of exchange rate changes on cash	55	47	(109)

Net increase in cash and cash equivalents	411	15,935	9,547
Cash and cash equivalents, beginning of period	1,111	1,522	17,457

Cash and cash equivalents, end of period	$1,522	$17,457	$27,004

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$69	$120	$1,144
Income taxes	$(48)	$(124)	$(2,034)
Non-cash financing activities:
Deferred stock-based compensation, net	$—	$4,364	$17,795
Capitalized deferred stock-based compensation (Inventory & contract related costs)	$—	$—	$461
Conversion of property and equipment to inventories	$—	$—	$1,092

See accompanying notes to consolidated financial statements.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

General

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). The consolidated financial statements include the accounts of Cogent and its wholly owned subsidiaries. Cogent and its subsidiaries are collectively referred to herein as the “Company.” All significant intercompany accounts and transactions have been eliminated. The Company’s investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

In April 2004, the Company entered into a contract to provide an AFIS solution to a customer. The terms of the contract with this customer required that the Company issue a bank guarantee to assure its performance under the contract. The bank guarantee totaled $1,400,000, and as of December 31, 2004, $839,000 of the bank guarantee had expired. Cash collateralizing the remaining $561,000 is held in an interest bearing restricted cash account and expires in December 2006.

Investments in Marketable Securities

The Company accounts for its investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as other comprehensive income (loss). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the markets. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.

Accounts Receivable

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. Unbilled accounts receivable comprise principally amounts of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the next 12 months. Amounts billable under retainage provisions are billed to the customer upon contract completion and acceptance by the customer.

Inventory and contract related costs

Inventory and contract related costs consist of the following:

	As of December 31, 2003	As of December 31, 2004
	(in thousands)
Materials and components	$2,828	$1,398
Inventory and costs related to long-term contracts	—	1,257
Deferred costs of revenue	3,491	35,325

	$6,319	$37,980

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to cost of revenues at the time revenue is recognized. The long-term component of inventory and contract related costs of $2,769,000 and $2,126,000 as of December 31, 2003 and 2004, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 5).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which provides guidance on the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment

The cost of property and equipment, less applicable estimated residual values, is depreciated over their estimated useful lives, on the straight-line method, from the date the specific asset is completed, installed, and ready for normal use, as follows:

Useful Life
Buildings	30
Building improvements	10
Furniture and other equipment	5
Computer equipment	3
Purchased software	3

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company restricts investments in cash and cash equivalents and investments in marketable securities to financial institutions with high credit standing. At December 31, 2004 and 2003, the majority of the Company’s cash and cash equivalents and investments in marketable securities were held at financial institutions located in California and New York. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $222,910,000 (including foreign accounts) as of December 31, 2004. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

Revenue Recognition

The Company generates revenues principally from sales of its AFIS solutions, which typically consist of PMA servers and other AFIS equipment, including workstations and live-scans, bundled with the Company’s proprietary software. The Company’s proprietary software is essential to the functionality of its AFIS solutions and other biometric products. The sales price of the Company’s AFIS solutions generally includes one year of maintenance, which can be renewed. The Company also generates revenues under long-term contracts to provide customized systems as well as revenues derived from services performed under fixed-price and time-and-material agreements. To a lesser extent, the Company also generates revenues from sales of its proprietary biometrics application specific integrated circuit (“ASIC”) and biometrics products that incorporate its proprietary ASIC. The Company classifies the revenues generated by these activities as either product revenues, or as maintenance and services.

Because the Company’s proprietary software is essential to the functionality of its AFIS solutions, the Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software,

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company applies the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” For arrangements that contain the lease of equipment, the Company accounts for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and accounts for the remaining elements in the arrangement in accordance with SOP 97-2. While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if actual results differ from management’s judgments or estimates.

Product revenue. The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables including software, hardware, professional services, and maintenance are generally categorized into one of the following:

•	AFIS solutions that do not require significant modification or customization of the Company’s software: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance, for which the Company has vendor-specific objective evidence of fair value, or VSOE, is recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided that all other criteria for revenue recognition have been met. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

•	AFIS solutions that require significant modification or customization of the Company’s software: Revenue associated with these arrangements is recognized using the percentage of completion method as described by SOP 81-1. The percentage of completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period.

•	ASIC applications and other biometric products: Revenue associated with the sale of these applications and products, excluding maintenance when applicable, is recognized upon shipment to the customer, provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable. The amount of these revenues has historically not been significant.

•	AFIS solutions maintained on an outsourced application-hosting basis: Revenue associated with these arrangements is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

Maintenance revenue. Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in the arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to our normal pricing for maintenance only renewals.

Services revenue. Services revenue is primarily derived from engineering services and AFIS system operation and maintenance services that are not an element of an arrangement for the sale of products. These

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services are generally billed on a time and materials basis. The majority of the Company’s professional services are performed either directly or indirectly for the U.S. government under time-and-materials arrangements. Revenue from such services is recognized as the services are provided.

Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the amount of revenue recognized from commissions where the Company is acting as an agent is the net amount after payments are made to the primary obligor responsible for delivering the services.

Revenue Recognition Criteria. The Company recognizes revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and VSOE of the fair value of any undelivered element exists. A discussion about these revenue recognition criteria and their applicability to the Company’s transactions follows:

•	Persuasive evidence of an arrangement: The Company uses either contracts signed by both the customer and the Company or written purchase orders issued by the customer that legally bind the Company and the customer as evidence of an arrangement.

•	Product delivery: The Company deems delivery to have occurred when AFIS solutions are installed and, when required under the terms of the arrangement, when accepted by the customer. Shipments of ASICs and other biometric products are recognized as revenue when shipped and title and risk of ownership has passed to the buyer.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within its normal established practices. If the fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is deemed probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will pay amounts under the arrangement as payments become due.

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from the sale of the Company’s AFIS solutions including maintenance. Revenues from maintenance fees are recognized ratably over the term of the maintenance period.

Major Customers

Revenues from sales to various agencies of the Department of Homeland Security (“DHS”), both directly and indirectly, were approximately 33.6%, 59.0% and 32.2% of total revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Contract costs for revenues derived from the U.S. government are subject to audit and subsequent adjustment. Revenues are recorded in amounts based upon the Authorized Federal Supply Service Information Technology Schedule Pricelist negotiated between the Company and U.S. government. As of December 31, 2003 and 2004 amounts receivable from the DHS and from subcontracts with other U.S. government contractors were approximately 17.0% and 40.2%, respectively of total billed accounts receivable.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth sales to customers, other than U.S. federal government agencies, comprising 10% or more of the Company’s total revenue and billed accounts receivable balance for the periods indicated:

	Year ended December 31,
	2002	2003	2004
Revenues
Customer A	23%	*	*
Customer B	*	*	*
Customer C	*	*	38%

Billed Accounts Receivable
Customer A	*	*	14%
Customer B	*	*	12%
Customer C	51%	32%	*
Customer D	*	23%	*
Customer E	*	*	10%

(*)	Amounts do not exceed 10% for such period

Research and Development

Research and development costs consist primarily of salaries and other personnel-related costs, bonuses, facility costs and third-party services. The Company maintains a research and development staff to enhance its products and to develop new products. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” software costs are expensed as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized. The Company has expensed all software development costs because the establishment of technological feasibility of products and their availability for sale have substantially coincided.

Advertising Costs

Advertising costs are expensed as incurred and were not significant for any period presented.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to the amount expected to be realized.

S Corporation Dividends

The Company paid cash dividends of approximately $1,957,000, $3,334,000 and $79,625,000 for the years ended December 31, 2002, 2003 and 2004, respectively, to its stockholders. Prior to the initial public offering, the Company declared a dividend of $65,500,000 to its stockholder of record representing the estimated amount of undistributed cumulative income that had been taxed or is taxable to such stockholder through the date of termination of S Corporation election. Upon completion of the initial public offering, the Company paid $65,500,000 of this dividend, which is included in the total cash dividends paid in 2004 of $79,625,000.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Split

The Company effected a two-for-one stock split on May 3, 2004. All references to number of shares and per share amounts have been restated to reflect the stock split.

Foreign Currency Translation

For foreign operations, the balance sheet accounts are translated at the year-end exchange rate, and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Assets and liabilities denominated in foreign currencies are re-measured at the balance sheet date. Resulting exchange rate gains or losses are included as a component of current period earnings.

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Years Ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Numerator:
Income available to common stockholders	$2,279	$9,189	$42,581

Denominator:
Denominator for basic net income per share—weighted average shares	60,000	60,000	65,617
Effect of dilutive securities:
Stock options	3,723	7,853	10,200

Dilutive potential common stock	3,723	7,853	10,200

Denominator for diluted net income per share—adjusted weighted average shares	63,723	67,853	75,817

Basic net income per share	$0.04	$0.15	$0.65

Diluted net income per share	$0.04	$0.14	$0.56

Pro Forma Net Income Per Share (unaudited)

Pro forma net income reflects the income tax expense that would have been reported by the Company had it been subject to income taxes at the corporate level during all periods presented.

Pro forma net income per share is computed by dividing the pro forma net income available to common stockholders for the period by the weighted average number of shares of common shares and potentially dilutive common shares outstanding during the period.

Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

Accounting for Stock-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation for employee common stock option grants is calculated as the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the option. Stock-based compensation related to employee option grants is recorded on the grant date as deferred stock-based compensation, which is classified as a separate component of stockholders’ equity, and is amortized to expense based on the multiple option model, which results in more compensation expense being attributed to an option’s initial vesting periods when compared to the straight-line method. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income using the multiple option model over the vesting period.

	Year Ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Net income as reported	$2,279	$9,189	$42,581
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	10	1,447	8,347
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards—net of the related tax effects	(454)	(1,901)	(9,755)

Pro forma net income	$1,835	$8,735	$41,172

Net Income per share
Basic as reported	$0.04	$0.15	$0.65

Basic—pro forma	$0.03	$0.15	$0.63

Diluted as reported	$0.04	$0.14	$0.56

Diluted—pro forma	$0.03	$0.13	$0.54

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the pro forma compensation costs:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate	4.54%	2.66%	2.57%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	5.0	4.25	3.07
Volatility	93%	91%	86%

The weighted-average estimated fair value of options granted was as follows:

	Year ended December 31,
	2002	2003	2004
Weighted average fair value	$0.44	$3.22	$7.22

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains or losses on the Company’s investments in marketable securities are included in accumulated other comprehensive income (loss).

The components of total comprehensive income (loss) are as follows:

	Year ended December 31,
	2003	2004
	(In thousands)
Net income	$9,189	$42,581
Other comprehensive income (loss):
Change in unrealized gain (loss):	—	(142)
Change in foreign currency translation adjustment	47	(36)

Total comprehensive income	$9,236	$42,403

Recent Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue No. 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position and results of operations.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2003, the FASB’s Emerging Issues Task Force issued EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The consensus addresses whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The EITF reached a consensus that non-software deliverables, including non-related equipment, for which a software deliverable is essential to its functionality, would be considered software-related, and therefore, included within the scope of SOP 97-2. Unrelated hardware where the software deliverables are not essential to the unrelated hardware’s functionality would not be within the scope of SOP 97-2. The adoption of EITF 03-5 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (SFAS 123R). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005, the Company’s third quarter of fiscal year 2005. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In December 2004, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act). This Act provides tax relief to U.S. domestic manufacturers for certain qualifying activities. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 rather than a tax rate reduction. Also in December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, addressing accounting and disclosure guidance relating to a Company’s repatriation program. Management is currently evaluating the impact of this and any other changes made by the Act and, as such, the effects of such changes cannot be quantified at this time.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Equity in losses of investee of $314,000 and $246,000 for the years ended December 31, 2002 and 2003, respectively, was reclassified from other income to a separate line item after income taxes. Accordingly, the impairment of this investment of $435,000 in the year ended December 31, 2003 was reclassified to a separate line item after income taxes. The related tax effect is not significant and there was no impact on any other financial statement line item in the prior years. The long-term component of inventory and contract related costs of $2,769,000 as of December 31, 2003, was reclassified from inventory to non-current assets.

Note 2. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

December 31, 2004
(in thousands)
Type of Security:
Short-term instruments	$24,368
Corporate debt securities with maturities of less than one year	58,962
Municipal securities with maturities of less than one year	75,460
U.S. government securities with maturities of less than one year	8,412

Total short-term investments	$167,202

Corporate debt securities with maturities between one and three years	15,015
Municipal securities with maturities between one and three years	12,011
U.S. government securities with maturities between one and three years	1,491

Total long-term investments	$28,517

$195,719

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. At December 31, 2004, the unrealized loss on available-for-sale securities totaled $142,000. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense and were zero for 2004. The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2003	2004
	(in thousands)
Land	$1,600	$1,600
Building	3,294	3,294
Building improvements	601	719
Furniture and fixtures	890	193
Computer and other equipment	2,974	1,310
Purchased software	460	324
Equipment for lease	—	3,401

	9,819	10,841
Accumulated depreciation	(4,123)	(2,363)

Property and equipment, net	$5,696	$8,478

Depreciation and amortization expense related to property and equipment was $589,000, $703,000 and $1,279,000 for the years ended December 31, 2002, 2003 and 2004, respectively. During the year ended December 31, 2004, the Company wrote-off the historical cost of fully depreciated property, plant and equipment totaling approximately $3,047,000. In addition, during the year ended December 31, 2004, the Company transferred equipment held for lease with a net book value of $1,092,000 to inventory as the Company has the positive intent to sell such items.

Note 4. Investments

In October 2004, the Company sold its 10% interest in Beijing Jinchen Ciccone Security Printing Company, Ltd. (“J&C”) for proceeds of approximately $2,000,000, net of transaction costs, resulting in a gain of approximately $1,200,000, which is included in other income in the accompanying consolidated statement of operations. Prior to the sale of its investment, the Company received a cash dividend in the amount of $362,000, which is included in other income in the consolidated statement of operations for the year ended December 31, 2004. This investment was included in other assets on the consolidated balance sheet as of December 31, 2003.

In September 2001, the Company purchased a 39% ownership interest in Kinetic Science, Inc. (“Kinetic Science”) for $1.1 million. The Company accounts for the investment under the equity method. The excess of the carrying amount of the Company’s investment over its share of the net assets of the investee was approximately $996,000 at the date of the investment. The excess was allocated to purchased technology and amortized over a five year period. At December 31, 2003, as a result of Kinetic Science’s continued inability to introduce products based on its technology and its inability to raise additional capital required to further develop its technology, coupled with Kinetic Science’s limited cash resources, the Company recognized an other than temporary impairment of the entire remaining carrying value of the investment amounting to $435,000.

Note 5. Deferred Revenues and Deferred Costs

In the third quarter of 2004, the Company entered into contracts with a total value of approximately $54 million with the National Electoral Council (“CNE”) of Venezuela. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the August 15, 2004 Venezuela national election. Because VSOE of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contracts. During the year ended December 31, 2004, the Company recognized approximately $26.4 million of revenue representing both the estimated fair value of the lease component of the contracts as well as the ratable recognition of the total remaining value of the contracts over the one-year maintenance period. The estimated value of the lease component was approximately $7.0 million and was based upon an independent valuation. The remaining $27.6 million of the contract value is included in deferred revenue at December 31, 2004. Deferred costs related to this contract are included in inventory and contract related costs at December 31, 2004 and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In the fourth quarter of 2004, the Company entered into a contract with a total value of approximately $20.2 million with the CNE of Venezuela. The contract also required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the October 31, 2004 Venezuela regional elections. Because VSOE of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contracts. During the year ended December 31, 2004, the Company recognized approximately $6.5 million of revenue representing both the estimated fair value of the lease component of the contracts as well as the ratable recognition of the total remaining value of the contract over the one-year maintenance period. The estimated value of the lease component was approximately $3.7 million and was based upon an independent valuation. The remaining $13.7 million of the contract value is included in deferred revenue at December 31, 2004. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $15 million with a domestic customer to provide a customized AFIS solution for which VSOE of the maintenance element did not exist. Revenue from this contract is being recognized ratably over the contractual maintenance period of five years, commencing upon the acceptance of the AFIS solution by the customer in October 2003. During the years ended December 31, 2003 and 2004, the Company recognized $466,000 and $2.8 million of revenue related to this contract. As of December 31, 2003 and 2004, deferred revenue related to this contract totaled approximately $12.0 million and $9.3 million, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $10 million with a domestic customer to provide a customized AFIS solution. This contract includes provisions that could require a refund of the entire contract value in the event of non-performance by the Company during the contract term. As a result of the refund provision, in accordance with SOP 97-2, the Company is deferring recognition of revenue from the contract until the expiration of the refund provision, which is expected to expire in the quarter ending December 31, 2005. As of December 31, 2003 and 2004, deferred revenue related to this contract totaled approximately $700,000 and $6.5 million, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues upon the expiration of the refund provisions.

Note 6. Income Taxes

Prior to the Company’s initial public offering, the Company elected to be treated as an S Corporation for U.S. federal income tax purposes. Under this election, the Company’s stockholders, rather than the Company,

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were subject to federal income taxes on their respective share of the Company’s taxable income. The Company elected similar treatment for California franchise tax purposes which, in addition, requires a state income tax at the corporate level of 1.5%. The Company was also subject to state income taxes in various other states in which it does business.

Effective September 22, 2004, the Company terminated its S Corporation status. As a result of the termination of its S Corporation status, the Company recorded a one-time non cash credit of approximately $13,000,000 to its income tax provision to recognize the estimated amount of previously unrecognized net deferred income tax assets as of the termination date. As a result of the termination of the Company’s S Corporation status, the Company is subject to federal and certain state income taxes at the corporate level at statutory rates.

The provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2002	2003	2004
	(in thousands)
Current:
Federal	$—	$—	$4,864
State	47	1,054	2,481

	47	1,054	7,345

Deferred:
Federal	—	—	(12,268)
State	(47)	(296)	(1,505)

	(47)	(296)	(13,773)
Change in valuation allowance	35	(181)	—

	$35	$577	$(6,428)

The components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
Deferred revenue	$566	$27,864
Stock compensation	—	1,557
Depreciation	26	(61)
Loss in equity investment	24	—
Research credit	26	—
Other	17	200

Total deferred tax assets	$659	$29,560

Deferred tax liabilities:
Inventory	$(120)	$(14,826)
State taxes	—	(422)

Total deferred tax liabilities	(120)	(15,248)

Net deferred tax assets	$539	$14,312

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

Year Ended December 31, 2004
(in thousands)
Federal income taxes at the statutory rate	$12,654
State income taxes, net of federal benefit	634
Recognition of federal deferred tax assets upon termination of S Corporation status	(12,291)
Taxes not payable due to S Corporation status	(7,354)
Extraterritorial income exclusion	(408)
Amortization of deferred stock-based compensation	449
Other	(112)

$(6,428)

Note 7. Related Party Transactions

On December 31, 2003, Ming Hsieh, the Company’s President and Chief Executive Officer, Archie Yew, the Company’s former Vice President-Finance, and the Company entered into a Stock Sale Agreement whereby Mr. Yew sold 20,000,000 shares of the Company’s common stock, which represented Mr. Yew’s entire interest in the Company, to Mr. Hsieh. Mr. Hsieh made an initial payment to Mr. Yew in the amount of $6,292,150 on January 21, 2004, which was funded by a dividend paid by Cogent to Mr. Hsieh. Mr. Hsieh issued a Promissory Note to Mr. Yew for an aggregate amount equal to (i) $2,813,778, plus, (ii) an amount equal to Mr. Yew’s tax liability on the aggregate payment of $9,105,928 plus, (iii) an additional amount equal to the taxes Mr. Yew is required to pay in connection with the Company’s earnings as an S Corporation while Mr. Yew was a stockholder. The amounts described in clauses (i) and (iii) were paid in July 2004 and the amount in clause (ii) was paid in March 2005 by Mr. Hsieh, and the Promissory Note was cancelled.

On May 13, 2004, the Company entered into a Tax Matters Agreement with its sole stockholder, Mr. Hsieh, whereby the Company agreed to declare a dividend to Mr. Hsieh, prior to the pricing of the offering in an amount equal to the estimate of the Company’s accumulated adjustments account, as defined by the Internal Revenue Code (increased for income which is exempt from tax as described in Internal Revenue Code Section 1368(e)(l)), not to exceed $45,000,000. The Company also agreed to not file an amended income tax return or change any election or accounting method (except as required by law) if such filing or change would increase any tax liability of Mr. Hsieh, for any tax period. Mr. Hsieh, and the Company agreed to file all appropriate tax returns related to the Company’s prior fiscal years as an S Corporation or in connection with the termination of its status as an S Corporation. The Tax Matters Agreement also provides for certain allocations of tax items for the periods prior to the termination of the Company’s status as an S Corporation and after such termination. The Company further agreed to indemnify and hold harmless Mr. Hsieh, for any tax liabilities incurred by him in connection with changes to the Company’s taxable income as a result of an increase or change in character of the Company’s income during the period in which the Company was an S Corporation. The Company’s obligation to indemnify Mr. Hsieh, is limited to the amount of the Company’s actual tax savings in connection with such increases or changes with respect to its taxable income.

Pursuant to the Tax Matters Agreement, Mr. Hsieh, agreed to indemnify and hold harmless the Company for any tax liability resulting from the Company’s failing to qualify as an S Corporation at any time prior to the anticipated termination of the S Corporation status in connection with this offering. Mr. Hsieh has also agreed to indemnify the Company against increases in the Company’s tax liabilities related to purchase prior to the termination of the Company’s S Corporation election, but Mr. Hsieh’s obligation to indemnify the Company for these liabilities is limited to the amount of his actual tax savings attributable to the circumstances giving rise to the increase in the Company’s tax liability.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 4, 2004, the tax matters agreement was amended and restated to, among other things, increase the maximum amount of the dividend payable to the Company’s stockholder to $85,000,000. The total cash dividend, which was declared and paid to Mr. Hsieh in 2004, totaled $65,500,000.

During the year ended December 31, 2004, certain employees over-contributed to the Employee Stock Purchase Plan. As a result, included in accrued expenses at December 31, 2004 are payables to employees totaling approximately $49,000.

Note 8. Bank Agreements

The Company has a revolving line of credit with a U.S. bank to provide advances for trade finance transactions and working capital requirements of up to $3,000,000. Borrowings under the line of credit bear interest at the bank’s reference rate (interest rate at December 31, 2004 was 5.25%). The line of credit is secured by funds maintained in a money market account. There were no outstanding borrowings under this line at December 31, 2003 and 2004. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain insurance requirements, limitations on outside indebtedness, and use of proceeds for business operations. This line of credit was renewed in May 2004 and expires in May 2005.

Note 9. Commitments and Contingencies

Facility Lease

The Company leases certain of its operating facilities under non-cancelable operating leases extending through September 30, 2009.

The following are the remaining future minimum rental payments required under the operating lease for each year ending December 31:

December 31,
(in thousands)
2005	$204
2006	191
2007	197
2008	203
2009	155

$950

Rent expense for 2002, 2003 and 2004 was approximately $71,000, $157,000 and $220,000, respectively.

Litigation

During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Stock Option and Employee Benefit Plans

2000 Stock Option Plan

The Company’s Board of Directors has adopted the 2000 Stock Option Plan (the “Plan”), which authorizes the Company to grant or issue options to purchase up to a total of 16,000,000 shares of the Company’s common stock. Options issued under the Plan vest as determined by the Plan Administrator, which is the Compensation Committee of the Board of Directors, at the time of grant and typically must be exercised within 10 years from the date of grant. The terms of options granted under these option plans are determined at the time of grant, which generally vest 25% at the completion of the first year and quarterly thereafter over the remaining three-year period.

2004 Equity Incentive Plan

In May 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan (the “Equity Plan”). A total of 16,000,000 shares of common stock are initially authorized and reserved for issuance under the Equity Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units and deferred stock awards. The actual number of awards which may be granted under the Equity Plan shall be reduced, at all times, by the number of stock options outstanding under the 2000 Stock Option Plan. The number of shares reserved for issuance under the Equity Plan is subject to an annual increase on January 1 of each year beginning in 2005 equal to the lesser of (a) 1.5% of the outstanding shares on the immediately preceding December 31st (b) 750,000 shares or (c) a lesser amount as determined by the Board. The terms of options granted under these option plans are determined at the time of grant, which generally vest 25% at the completion of the first year and quarterly thereafter over the remaining three-year period, and in any case the option price may not be less than the fair market value per share on the date of grant.

A summary of the Company’s stock option activity follows:

	Number of options	Weighted- Average Exercise Price	Range of Exercise Price
Outstanding, January 1, 2002	7,611,000	$0.30	$0.30 - $ 0.60
Granted	270,000	$0.60	$0.60
Canceled or forfeited	(15,000)	$0.30	$0.30

Outstanding, December 31, 2002	7,866,000	$0.31	$0.30 - $ 0.60
Granted	1,527,000	$0.75	$0.75
Canceled or forfeited	(68,000)	$0.30	$0.30

Outstanding, December 31, 2003	9,325,000	$0.39	$0.30 - $ 0.75
Granted	2,682,000	$2.15	$1.00 - $34.43
Exercised	(88,040)	$0.53	$0.30 - $ 0.75
Canceled or forfeited	(69,000)	$0.61	$0.30 - $ 0.75

Outstanding, December 31, 2004	11,849,960	$0.78	$0.30 - $34.43

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contract Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.30	7,417,860	5.64	$0.30	7,412,860	$0.30
$ 0.60	250,000	7.01	$0.60	177,500	$0.60
$ 0.75	1,500,100	8.20	$0.75	583,850	$0.75
$ 1.00	1,985,000	9.03	$1.00	441,500	$1.00
$ 4.50 - $11.00	685,500	9.49	$5.07	15,500	$5.15
$ 18.01 - $34.43	11,500	9.86	$27.01	—	$—

	11,849,960	6.79	$0.78	8,631,210	$0.38

As of December 31, 2002, 2003 and 2004, the number of options exercisable was 3,776,750, 5,728,500 and 8,631,210, respectively, and the weighted average exercise price of those options was $0.30, $0.31 and $0.38, respectively.

Information regarding stock options granted during the years ended December 31, 2002, 2003 and 2004 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options
Year Ended December 31, 2002
Exercise price equals fair value of common stock	270,000	$0.60	$0.44

	270,000

Year Ended December 31, 2003
Exercise price is less than fair value of common stock	1,527,000	$0.75	$3.22

	1,527,000

Year Ended December 31, 2004
Exercise price equals fair value of common stock	16,000	$22.51	$7.19
Exercise price is less than fair value of common stock	2,666,000	$2.03	$13.57

	2,682,000

As of December 31, 2004, there were 4,062,000 shares available for future grants under the Company’s stock option plans.

Non-employee Stock Options

During the year ended December 31, 2004, the Company granted 132,000 stock options to non-employees for services. As of December 31, 2004, 132,000 stock options were both outstanding and exercisable. The fair value of the option shares earned is calculated using the Black-Scholes option-pricing model. The primary component in the Black-Scholes calculation is the value of the Company’s common stock at the time the option shares are earned. As the grants were 100% vested and non-forfeitable at the date of grant, such date was treated

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the measurement date. For the year ended December 31, 2004, the Company recorded $1,014,000 in compensation expense related to non-employee stock options, which represents the total value of the options at the grant date.

Employee Stock Purchase Plan

In May 2004, the Company’s board of directors and stockholders adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) which became effective immediately upon the closing of the Company’s initial public offering. The Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of two million shares of common stock are initially authorized and reserved for sale under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential six month offering periods. Unless the Board establishes a higher price, the price at which shares are purchased under the Purchase Plan for such six month offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the purchase date, which is the last day of the offering period.

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. All employees age 18 or older with three months of service and whose employment is not governed by a union contract are eligible for participation. After one year of service, the Company contributes 3% of total compensation, which is also subject to annual limits, and may, at its discretion, make additional contributions regardless of profitability. The Company’s contribution related expense was $231,000, $218,000 and $239,000 in 2002, 2003 and 2004, respectively.

Note 11. Initial Public Offering

In September 2004, the Company completed the sale of 20,700,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $12.00 per share. A total of $248,400,000 in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $17,388,000 and offering expenses of $2,377,000, net proceeds were $228,635,000. A portion of the net proceeds from the initial public offering, together with the Company’s existing cash balances, was used to fund a final dividend of $65,500,000 to its stockholder of record prior to its initial public offering in connection with the termination of its prior S Corporation status (see Note 1).

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Year Ended December 31, 2002
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$7,257	$1,496	$1,697	$—	$10,450
Maintenance and services revenues	4,432	1,015	460	—	5,907
Total	$11,689	$2,511	$2,157	$—	$16,357

	Year Ended December 31, 2003
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$21,476	$2,005	$1,397	$33	$24,911
Maintenance and services revenues	5,865	785	618	—	7,268
Total	$27,341	$2,790	$2,015	$33	$32,179

	Year Ended December 31, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$63,711	$3,905	$545	$6,537	$74,698
Maintenance and services revenues	10,874	1,325	791	—	12,990
Total	$74,585	$5,230	$1,336	$6,537	$87,688

At December 31, 2003 and 2004, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $5,653,000 and $5,505,000, respectively. At December 31, 2003 and 2004, the Company’s property and equipment, net of accumulated depreciation and amortization in foreign countries was approximately $30,000 and $2,974,000, respectively.

Note 13. Subsequent Events

In February 2005, the Company’s Board of Directors resolved to terminate the 2004 Employee Stock Purchase Plan effective April 30, 2005.

Note 14. Pro Forma Information (Unaudited)

The pro forma unaudited income tax adjustments presented represent taxes which would have been reported had the Company been subject to Federal and state income taxes as a C Corporation. The pro forma provision for income taxes differs from the statutory income tax rate due to the following:

	2002	2003	2004
	(in thousands)
Federal income taxes at the statutory rate	$787	$3,418	$12,654
State income taxes, net of federal benefit	(24)	400	1,335
Research credits	(130)	(101)	—
Foreign taxes	(1)	(71)	89
Amortization of deferred stock-based compensation	—	506	2,311
Extraterritorial income exclusion	—	—	(1,569)
Other	4	(29)	17

Total pro forma income tax provision	$636	$4,123	$14,837

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Unaudited Quarterly Information

In the opinion of management, the following unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented.

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues:
Product revenues	$2,081	$3,875	$1,271	$17,684
Maintenance and services revenues	1,816	1,381	1,705	2,366

Total revenues	3,897	5,256	2,976	20,050

Cost of revenues:
Cost of product revenues	786	1,422	651	5,022
Cost of maintenance and services revenues	391	433	444	783
Amortization of deferred stock-based compensation	39	39	89	138

Total cost of revenues	1,216	1,894	1,184	5,943

Gross profit	2,681	3,362	1,792	14,107
Operating expenses	2,609	2,713	2,783	3,462
Other (expense)	(62)	(48)	(44)	(455)
Income tax provision (benefit)	1	35	(62)	603

Net income (loss)	$9	$566	$(973)	$9,587

Basic net income (loss) per share	$0.00	$0.01	$(0.02)	$0.16
Diluted net income (loss) per share	$0.00	$0.01	$(0.02)	$0.14

Number of shares used in per share computations:
Basic	60,000	60,000	60,000	60,000
Diluted	66,894	67,464	60,000	68,327

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues:
Product revenues	$12,694	$13,621	$19,933	$28,450
Maintenance and services revenues	2,704	3,441	3,515	3,330

Total revenues	15,398	17,062	23,448	31,780

Cost of revenues:
Cost of product revenues	2,365	3,152	7,577	12,457
Cost of maintenance and services revenues	619	907	1,012	1,069
Amortization of deferred stock-based compensation	114	156	230	169

Total cost of revenues	3,098	4,215	8,819	13,695

Gross profit	12,300	12,847	14,629	18,085
Operating expenses	7,508	5,217	5,868	5,858
Other income	36	416	106	2,185
Income tax provision (benefit)	311	337	(11,578)	4,502

Net income	$4,517	$7,709	$20,445	$9,910

Basic net income per share	$0.08	$0.13	$0.33	$0.12
Diluted net income per share	$0.07	$0.11	$0.29	$0.11

Number of shares used in per share computations:
Basic	60,000	60,000	61,493	80,792
Diluted	68,576	69,262	70,987	91,716

SCHEDULE II

COGENT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions and other Adjustments	Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$29,000	$51,000		$80,000

Year ended December 31, 2003:
Allowance for doubtful accounts	$80,000	$70,000		$150,000

Year ended December 31, 2004:
Allowance for doubtful accounts	$150,000	$79,000		$229,000

S-1

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2005

Cogent, Inc.

By	/s/ MING HSIEH
Ming Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MING HSIEH Ming Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2005

/s/ PAUL KIM Paul Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005

/s/ JOHN BOLGER John Bolger	Director	March 22, 2005

/s/ JOHN P. STENBIT John P. Stenbit	Director	March 22, 2005

/s/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 22, 2005