Form 10-Q
period 2005-03-31
Cogent, Inc.
filed 2005-05-16
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 2, 2005 there were 85,255,814 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,004	$23,511
Investments in marketable securities	167,202	133,056
Billed accounts receivable, net of allowance for doubtful accounts of $229 at December 31, 2004 and $291 at March 31, 2005	14,761	22,798
Unbilled accounts receivable	1,308	1,095
Inventory and contract related costs	35,854	23,686
Prepaid expenses and other current assets	741	1,546
Deferred income taxes	10,744	10,744

Total current assets	257,614	216,436
Investments in marketable securities	28,517	63,410
Inventory and contract related costs	2,126	1,957
Property and equipment, net	8,478	8,153
Restricted cash	561	531
Deferred income taxes	3,568	3,568
Other assets	30	275

Total assets	$300,894	$294,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$2,154
Accrued expenses	1,480	3,561
Income taxes payable	6,131	455
Deferred revenues	59,667	41,479

Total current liabilities	70,068	47,649

Deferred revenues	8,762	7,019

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 80,788,040 and 83,280,540 shares respectively issued and outstanding	120	120
Additional paid-in capital	251,871	258,180
Deferred stock-based compensation	(9,831)	(8,058)
Retained deficit	(19,995)	(9,930)
Accumulated other comprehensive loss	(101)	(650)

Total stockholders’ equity	222,064	239,662

Total liabilities and stockholders’ equity	$300,894	$294,330

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2004	2005
	(As Restated, see Note 13)
Revenues:
Product revenues	$12,694	$31,780
Maintenance and services revenues	2,704	4,061

Total revenues	15,398	35,841

Cost of revenues:
Cost of product revenues (1)	2,365	13,838
Cost of maintenance and services revenues (1)	619	1,089
Amortization of deferred stock-based compensation	114	195

Total cost of revenues	3,098	15,122

Gross profit	12,300	20,719

Operating expenses:
Research and development (1)	1,660	1,913
Selling and marketing (1)	807	1,526
General and administrative (1)	818	1,727
Amortization of deferred stock-based compensation	4,223	1,623

Total operating expenses	7,508	6,789

Operating income	4,792	13,930
Other income:
Interest income	36	1,388
Other, net	—	284

Total other income	36	1,672

Income before income taxes	4,828	15,602
Income tax provision	311	5,537

Net income	$4,517	$10,065

Basic net income per share	$0.08	$0.12

Diluted net income per share	$0.07	$0.11

Shares used in computing basic net income per share	60,000	82,008

Shares used in computing diluted net income per share	68,576	91,845

Pro forma net income data (see Note 9)
Income before income taxes, as reported	$4,828
Pro forma provision for income taxes	2,752

Pro forma net income	$2,076

Pro forma net income per share
Basic	$0.03

Diluted	$0.03

(1) Excludes amortization of deferred stock-based compensation as follows:
Cost of product revenues	$32	$66
Cost of maintenance and services revenues	82	129
Research and development expenses	318	529
Selling and marketing expenses	371	430
General and administrative expenses	3,534	664

	$4,337	$1,818

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2005
	(As Restated, see Note 13)
Cash Flows from operating activities:
Net income	$4,517	$10,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Tax benefit from stock option transactions	—	5,531
Depreciation and amortization	176	446
Allowance for doubtful accounts	—	62
Amortization of deferred stock-based compensation	4,337	1,818
Amortization of bond premium on available for sale securities	—	46
Deferred income taxes	(192)	—
Changes in assets and liabilities:
Billed accounts receivable	1,145	(8,103)
Unbilled accounts receivable	(558)	213
Inventory and contract related costs	639	12,347
Prepaid expenses and other current assets	(409)	(806)
Other assets	(30)	(245)
Accounts payable	226	(602)
Accrued expenses	455	2,092
Income taxes payable	370	(5,676)
Deferred revenues	6,748	(19,931)

Net cash provided by (used in) operating activities	17,424	(2,743)

Cash Flows from investing activities:
Purchase of available-for-sale securities	—	(251,009)
Proceeds from sale of available-for-sale securities	—	249,713
Purchase of property and equipment	(51)	(121)

Net cash used in investing activities	(51)	(1,417)

Cash Flows from financing activities:
Distributions to stockholders	(6,292)	—
Proceeds from the exercise of stock options	—	807

Net cash (used in) provided by financing activities	(6,292)	807

Effect of exchange rate changes on cash	(7)	(140)

Net increase (decrease) in cash and cash equivalents	11,074	(3,493)
Cash and cash equivalents, beginning of period	17,457	27,004

Cash and cash equivalents, end of period	$28,531	$23,511

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$36	$921
Income taxes	$(133)	$(6,251)
Non-cash financing activities:
Deferred stock based compensation, net	$13,495	$—
Capitalized deferred stock-based compensation (inventory and contract related costs)	$—	$10

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2005 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2005, its results of operations and its cash flows for the three months ended March 31, 2004 and 2005. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the December 31, 2004 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year. The condensed consolidated financial statements for the three months ended March 31, 2004 have been restated (See Note 13).

Concentration

The Company derived a significant portion of its revenues from a limited number of customers. For the three months ended March 31, 2004 and 2005, the Company had one and two customers that collectively accounted for 71% and 70% of revenues for that period, respectively.

Note 2. Recent Accounting Pronouncements

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

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (SFAS 123R). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005, which is January 1, 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in the Company’s second quarter of fiscal 2006. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

Note 3. Stock-Based Compensation

Accounting for Stock-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees. The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation for employee common stock option grants is calculated as the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the option. Stock-based compensation related to employee option grants is recorded on the grant date as deferred stock-based compensation, which is classified as a separate component of stockholders’ equity, and is amortized to expense based on the multiple option model, which results in more compensation expense being attributed to an option’s initial vesting periods when compared to the straight-line method. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation (FIN) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Three Months Ended March 31,
	2004	2005
	(in thousands, except per share data)
Net income as reported	$4,517	$10,065
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	3,361	1,687
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards—net of the related tax effects	(3,725)	(1,782)

Pro forma net income	$4,153	$9,970

Net Income per share
Basic as reported	$0.08	$0.12

Basic—pro forma	$0.07	$0.12

Diluted as reported	$0.07	$0.11

Diluted—pro forma	$0.06	$0.11

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the pro forma compensation costs:

	Three Months Ended March 31,
	2004	2005
Risk-free interest rate	2.36%	3.85%
Dividend yield	0.00%	0.00%
Expected life (years)	3.51	4.0
Volatility	95%	85%

The weighted-average estimated fair value of options granted was as follows:

	Three Months Ended March 31,
	2004	2005
Weighted average fair value	$7.27	$16.67

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	As of December 31, 2004	As of March 31, 2005
	(in thousands)
Type of Security:
Short-term instruments	$24,368	$53,184
Corporate debt securities with maturities of less than one year	58,962	29,128
Municipal securities with maturities of less than one year	75,460	35,318
U.S. government securities with maturities of less than one year	8,412	15,426

Total short-term investments	167,202	133,056

Corporate debt securities with maturities between one and three years	15,015	32,674
Municipal securities with maturities between one and three years	12,011	11,814
U.S. government securities with maturities between one and three years	1,491	18,922

Total long-term investments	28,517	63,410

	$195,719	$196,466

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. At December 31, 2004 and March 31, 2005, the unrealized loss on available-for-sale securities totaled $142,000 and $645,000, respectively. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense and were zero for the three months ended March 31, 2004 and March 31, 2005, respectively. The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	As of December 31, 2004	As of March 31, 2005
	(in thousands)
Materials and components	$1,398	$1,049
Inventory and costs related to long-term contracts	1,257	64
Deferred costs of revenue	35,325	24,530

	$37,980	$25,643

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to cost of revenues at the time revenue is recognized. The long-term

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

component of inventory and contract related costs of $2,126,000 and $1,957,000 at December 31, 2004 and March 31, 2005, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 10).

Note 6. Net Income Per Share

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

	Three Months Ended March 31,
	2004	2005
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$4,517	$10,065

Denominator:
Denominator for basic net income per share—weighted average shares	60,000	82,008
Dilutive potential common stock
Stock options	8,576	9,837

Denominator for diluted net income per share—adjusted weighted average shares	68,576	91,845

Basic net income per share	$0.08	$0.12

Diluted net income per share	$0.07	$0.11

Note 7. Comprehensive Income

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

The components of total comprehensive income are as follows:

	Three Months Ended March 31,
	2004	2005
	(In Thousands)
Net income	$4,517	$10,065
Other comprehensive income:
Change in unrealized gain (loss)	—	(503)
Change in foreign currency translation adjustment	(8)	(46)

Total comprehensive income	$4,509	$9,516

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8. Income Taxes

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

During the first quarter of 2005, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded stock-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the benefit arising from the expense previously recorded in the financial statements is credited to additional paid-in capital. As a result of the disqualifying dispositions of incentive stock options during the three months ended March 31, 2005, the Company recorded a tax benefit from stock option transactions which totaled approximately $5.5 million as a credit to additional paid-in capital. The Company’s effective tax rate for the three months ended March 31, 2005 was less than the statutory rate primarily as a result of the tax benefit resulting from the disqualifying dispositions and research and development tax credits.

Note 9. Pro Forma Net Income and Pro Forma Net Income Per Share

Pro forma net income reflects the income tax expense that would have been reported by the Company had it been subject to income taxes at the corporate level during the three months ended March 31, 2004.

Pro forma net income per share is computed by dividing the pro forma net income available to common stockholders for the period by the weighted average number of shares of common shares and potentially dilutive common shares outstanding during the period.

Note 10. Deferred Revenues and Deferred Costs

In the third quarter of 2004, the Company entered into contracts with a total value of approximately $54 million with the National Electoral Council (“CNE”) of Venezuela. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the August 15, 2004 Venezuela national election. The estimated value of the lease component of approximately $7.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of fiscal 2004. Because vendor-specific objective evidence (“VSOE”) of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contracts. During the three months ended March 31, 2005, the Company recognized approximately $11.8 million of revenue representing the ratable recognition of the total remaining value of the contracts over the one-year maintenance period. The remaining $15.8 million of the contract value is included in deferred revenue at March 31, 2005. Deferred costs related to this contract are included in inventory and contract related costs at March 31, 2005 and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In the fourth quarter of 2004, the Company entered into a contract with a total value of approximately $20.2 million with the CNE. The contract also required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the October 31, 2004 Venezuela regional elections. The estimated value of the lease component of approximately $3.7 million, which was based upon an independent valuation, was recognized as revenue in the fourth quarter of fiscal 2004. Because VSOE of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contract. During the three months ended March 31, 2005 the Company recognized approximately $4.0 million of revenue representing the ratable recognition of the total remaining value of the contract over the one-year maintenance period. The remaining $9.6 million of the contract value is included in deferred revenue at March 31, 2005. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $15 million with a domestic customer to provide a customized AFIS solution for which VSOE of the maintenance element did not exist. Revenue from this contract is being recognized ratably over the contractual maintenance period of five years, commencing upon the acceptance of the AFIS solution by the customer in October 2003. During the three months ended March 31, 2004 and 2005, the Company recognized $700,000 and $708,000 of revenue related to this contract, respectively. As of December 31, 2004 and March 31, 2005, deferred revenue related to this contract totaled approximately $9.3 million and $8.9 million, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $10 million with a domestic customer to provide a customized AFIS solution. This contract includes provisions that could require a refund of the entire contract value in the event of non-performance by the Company during the contract term. As a result of the refund provision, in accordance with of Statement of Position (“SOP”) 97-2, Software Revenue Recognition,” the Company is deferring recognition of revenue from the contract until the expiration of the refund provision, which is expected to expire in the quarter ending December 31, 2005. As of December 31, 2004 and March 31, 2005, deferred revenue related to this contract totaled approximately $6.5 million. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues upon the expiration of the refund provisions.

Note 11. Employee Stock Purchase Plan

In May 2004, the Company’s board of directors and stockholders adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) which became effective immediately upon the closing of the Company’s initial public offering. The Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of two million shares of common stock were initially authorized and reserved for sale under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential six month offering periods. Unless the Board establishes a higher price, the price at which shares are purchased under the Purchase Plan for such six month offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the purchase date, which is the last day of the offering period.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pursuant to a resolution by the Company’s Board of Directors, the purchase plan was terminated on April 30, 2005.

Note 12. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows:

	Three Months Ended March 31, 2004
	Americas	Europe	Asia	Other	Total
	(In Thousands)
Revenues:
Product revenues	$12,364	$90	$240	$—	$12,694
Maintenance and services revenues	2,450	123	131	—	2,704

Total	$14,814	$213	$371	$—	$15,398

	Three Months Ended March 31, 2005
	Americas	Europe	Asia	Other	Total
	(In Thousands)
Revenues:
Product revenues	$28,412	$63	$1,434	$1,871	$31,780
Maintenance and services revenues	3,570	351	140	—	4,061

Total	$31,982	$414	$1,574	$1,871	$35,841

At December 31, 2004 and March 31, 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $5,505,000 and $5,374,000, respectively. At December 31, 2004 and March 31, 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in foreign countries was approximately $2,974,000 and $2,779,000, respectively.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 13. Restated Quarterly Results

Subsequent to the issuance of its consolidated financial statements for the period ended March 31, 2004 an error was discovered in the calculation of amortization of deferred stock-based compensation that extended back into 2003. As a result, the Company’s results of operations for the three months ended March 31, 2004 have been restated from the amounts previously reported for this period. The effects of the error in 2003 were not significant and have been recognized in the quarter ended March 31, 2004. A summary of the significant effects of the restatement for the three months ended March 31, 2004 is as follows:

	As Previously Reported	As Restated
	(In thousands)
Three months ended March 31, 2004
Amortization of deferred stock-based compensation	$3,471	$4,337
Income before income taxes	5,694	4,828
Net income	5,327	4,517
Basic net income per share	$0.09	$0.08
Diluted net income per share	$0.08	$0.07

Excludes amortization of deferred stock-based compensation as follows:
Cost of product revenues	$50	$32
Cost of maintenance and services revenue	131	82
Research and development expenses	482	318
Selling and marketing expenses	462	371
General and administrative expenses	2,346	3,534

Note 14. Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, which are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of our March 31, 2004 condensed consolidated financial statements. See Note 13 to our condensed consolidated financial statements.

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. We have experienced a significant increase in our revenues and net income since the fourth quarter of 2003 as the market for our AFIS and other fingerprint biometric solutions expanded primarily due to increased demand by the Department of Homeland Security (DHS), as well as the National Electoral Council of Venezuela (CNE), for our AFIS solutions. There can be no assurance that our revenues or net income will continue to grow at the same rates as in the past or at the rate we expect or that we will achieve similar results in future periods.

Sources of Revenue

Revenues. We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator, or PMA, servers and other AFIS equipment, including work stations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. To a lesser extent, we generate product revenues from sales of our proprietary biometrics application specific integrated circuit, or ASIC, and biometrics products that incorporate our ASIC. Revenues from sales of our ASIC and products that incorporate our ASIC have historically been immaterial and accounted for less than 1% of our total revenue in both 2004 and the three months ended March 31, 2005. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. For larger AFIS deployments, the maintenance period is frequently longer than one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

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

Our growth in revenues since the fourth quarter of 2003 is due principally to increased demand by the DHS and CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national and regional elections. We anticipate that both of these customers will account for a significant portion of our revenues in 2005 and thereafter. We do not have any long-term contracts with the DHS or the CNE for the sale of our products, and our future sales to the DHS and CNE will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from CNE could cause our revenues to fall short of our expectations.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of product revenues consists principally of compensation costs incurred in designing, integrating, installing and in some cases, customizing AFIS solutions and the costs associated with manufacturing, assembling and testing our AFIS solutions. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs, training and professional service expenses, including compensation. Cost of revenues also includes amortization of deferred stock-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

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

Amortization of Deferred Stock-Based Compensation. In connection with the grant of stock options during the year ended December 31, 2004, and the three months ended March 31, 2005, we recorded $17.9 million and $0 in deferred stock-based compensation within stockholders’ equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including our historical and anticipated operating results and the earnings and revenue multiples implicit in the trading prices of securities of comparable companies. Because there was no public market for our common stock prior to our initial public offering, the amount of the compensatory charge is not based on an objective measure such as the trading price of our common stock. For the year ended December 31, 2004 and the three months ended March 31, 2005, we recognized expense for amortization of deferred stock compensation of $10.4 million and $1.8 million, respectively. As of March 31, 2005, we had an aggregate of $8.1 million of deferred stock-based compensation remaining to be amortized. This deferred compensation balance will be amortized as follows: $4.1 million in the remainder of 2005; $2.9 million in 2006; $1.0 million in 2007; and $61,000 in 2008. We are amortizing the deferred compensation on an accelerated basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited. The amount of stock based compensation which we recognize will increase beginning in the fiscal quarter ending March 31, 2006 as a result of the implementation of Statement of Financial Accounting Standards (“SFAS”) 123 (Revised 2004)—Share Based Payment (SFAS 123R). See Recent Accounting Pronouncements.

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

We declared as a dividend to Ming Hsieh, our sole stockholder prior to our initial public offering, the undistributed balance of our federal tax-exempt earnings and taxable earnings included or includable in the taxable income of our stockholders as a result of our S Corporation status through December 31, 2003. We also declared as a dividend to Mr. Hsieh in the same manner and at the same time our estimate of such amounts for the period beginning on January 1, 2004 and ending on the day before we terminated our S Corporation election (September 22, 2004). The total final dividend was $65.5 million.

We have entered into a tax matters agreement with Mr. Hsieh pursuant to which we have agreed, among other things, to indemnify Mr. Hsieh and Mr. Hsieh has agreed to indemnify us against certain income tax consequences which may occur if a taxing authority increases our income for tax periods prior to or after the termination of our S election, as applicable, but only to the extent of the actual tax benefit, if any, to the indemnifying party attributable to the circumstances resulting in additional tax to the indemnified party. Mr. Hsieh has further agreed to indemnify us for any tax liability resulting from our failure to qualify as an S Corporation at the initial election or at any time prior to the our termination of our S Corporation status.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of

Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and account for the remaining elements in the arrangement in accordance with SOP 97-2. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

Deferred Revenues

Our deferred revenue balance results primarily from payments received from customers in advance of recognition of the related revenue and, to a lesser extent, from invoicing of customers prior to recognition of the related revenue. For example, certain customers, such as CNE, make upfront payments resulting in cash collected prior to our recognition of revenue. We record this upfront payment as deferred revenue and reduce the deferred revenue balance as revenue is recognized. As a result, our deferred revenue balance fluctuates from quarter to quarter because it is a function of the timing of (i) the receipt of cash payments from those customers who pay in advance of revenue recognition, (ii) invoicing of customers in advance of revenue recognition and (iii) amortization of deferred revenues into revenues. Deferred revenues also consist of payments received in advance from our customers for maintenance agreements, under which revenues are recognized ratably over the term of the maintenance period. However, the fluctuation in the deferred revenue balance from quarter to quarter is generally not significantly affected by the deferred maintenance revenue. Because the mix of customers who pay or are invoiced in advance of revenue recognition changes from period to period, fluctuations in our deferred revenue balance are not a reliable indicator of total revenue to be recognized in any future period. Our cash flow from operations is also affected each quarter as a result of fluctuations in the deferred revenue balance.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of March 31, 2005, our net deferred tax assets were approximately $14.3 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate beginning in the first quarter of 2005, and for the remainder of 2005, is expected to be impacted as a result of the disqualifying disposition of incentive stock options. We expect our effective tax rate to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may occur after the first quarter of 2005 related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded stock-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements is credited to additional paid-in capital. As a result of the disqualifying dispositions of incentive stock options during the three months ended March 31, 2005, the Company recorded a tax benefit from stock option transactions which totaled approximately $5.5 million as a credit to additional paid-in capital.

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

We account for stock options issued to non-employees, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation (FIN) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2005	2004
Consolidated Statements of Operations Data:
Revenues:
Product revenues	88.7%	82.4%
Maintenance and services revenues	11.3	17.6

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	38.6	15.4
Cost of maintenance and services revenue	3.0	4.0
Amortization of deferred stock-based compensation	0.6	0.7

Total cost of revenues	42.2	20.1

Gross profit	57.8	79.9

Operating expenses:
Research and development	5.3	10.8
Selling and marketing	4.3	5.3
General and administrative	4.8	5.3
Amortization of deferred stock-based compensation	4.5	27.4

Total operating expenses	18.9	48.8

Income from operations	38.9	31.1
Interest income	3.9	0.3
Other, net	0.8	—
Income before income taxes	43.5	31.3
Income tax provision	15.4	2.0

Net income	28.1%	29.3%

Pro forma net income data:
Pro forma provision for net income taxes		17.9%
Pro forma net income		13.5%

Comparison of Results for the Three Months Ended March 31, 2005 and 2004

Revenues. Revenues were $35.8 million for three months ended March 31, 2005 compared to $15.4 million for the three months ended March 31, 2004. This substantial increase in revenues resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include recent legislation passed in the United States and in many foreign jurisdictions mandating the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, recent terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $31.8 million for the three months ended March 31, 2005 compared to $12.7 million for the three months ended March 31, 2004. The $19.1 million increase in product revenues resulted primarily from AFIS solutions delivered to the National Electoral Council in the Republic of Venezuela (“CNE”), an AFIS solution sold to a customer in Algeria as well as sales to a number of other domestic and international customers. During the three months ended March 31, 2005, we recognized revenue of approximately $15.8 million for AFIS solutions delivered to the CNE. In the third quarter of 2004, we entered into a contract with the CNE for the deployment and sale of an automated fingerprint identification and voter authentication/matching system for use in the Venezuela national and regional elections. Revenue recorded related to this contract totaled $11.8 million in the first quarter of fiscal 2005. Deferred revenue of $15.8 million related to this contract will be recognized ratably over the remaining portion of the one year maintenance period. In the fourth quarter of 2004, we entered into a second contract with the CNE for the deployment and sale of a new automated fingerprint identification and voter authentication/matching system for use in the Venezuelan regional elections. Revenue recorded on this contract totaled $4.0 million in first quarter of fiscal 2005. Deferred revenue of $9.6 million related to this contract will be recognized ratably over the remaining portion of the one year maintenance period. In 2004, we also entered into a contract with a value of approximately $10 million for the development and implementation of an automated palm and fingerprint identification system for a customer in Algeria. During the three months ended March 31, 2005, we recorded revenue of approximately $1.9 million related to this contract, which is being accounted for using the percentage of completion method. Maintenance and services revenues increased by 50.2% to $4.1 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. The $1.4 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales and increased support provided to the DHS as well as to the generally increasing size of the installed base of customers who purchase maintenance. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the three months ended March 31, 2005 in comparison to the three months ended March 31, 2004.

Gross Profit. Gross profit as a percentage of revenues was 57.8% for the three months ended March 31, 2005 compared to 79.9% for the three months ended March 31, 2004. Amortization of deferred stock-based compensation included in cost of revenues increased to $195,000 for the three months ended March 31, 2005 from $114,000 for the three months ended March 31, 2004, which accounted for approximately one percentage point of revenues for both of these respective periods. Product gross margins were 56.2% for the three months ended March 31, 2005 compared to 81.1% for the three months ended March 31, 2004. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $66,000 and $32,000 for the three months ended March 31, 2005 and 2004, respectively, which reduced product gross margins by less than one percentage point for these respective periods. The decrease in product gross margins was primarily due to lower gross margins associated with our significant AFIS installations, particularly the CNE contracts, resulting from the resale of third party hardware, which was partially offset by the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $13.8 million for the three months ended March 31, 2005 from $2.4 million for the three months ended March 31, 2004. Maintenance and services gross margins were 70.0% for the three months ended March 31, 2005 compared to 74.1% for the three months ended March 31, 2004. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $129,000 and $82,000 for the three months ended March 31, 2005 and 2004, respectively, which reduced maintenance and service margins by three percentage points for both of these respective periods. Costs of maintenance and service revenues increased to $1.1 million for the three months ended March 31, 2005 from $619,000 for the three months ended March 31, 2004.

Research and Development. Research and development expenses increased to $1.9 million, or 5% of revenues, for the three months ended March 31, 2005 compared to $1.7 million, or 11% of revenues for the three months ended March 31, 2004. The increase was primarily due to an increase in outside development fees of approximately $288,000 for the three months ended March 31, 2005 compared to March 31, 2004.

Selling and Marketing. Selling and marketing expenses increased to $1.5 million, or 4% of revenues, for the three months ended March 31, 2005 compared to $807,000, or 5% of revenues, for the three months ended March 31, 2004. The increase in absolute dollars was primarily due to an increase in consulting and professional service fees to support increased business development and proposal activities.

General and Administrative. General and administrative expenses increased to $1.7 million, or 5% of revenues, for the three months ended March 31, 2005 compared to $818,000, or 5% of revenues, for the three months ended March 31, 2004. The increase in absolute dollars was attributable to increased outside legal and accounting fees of approximately $354,000, increased compensation expenses of approximately $221,000, which is resulting from an increase in headcount in finance and accounting personnel and an increase in board fees, directors and officers insurance costs and investor relations expenses of approximately $226,000.

Interest Income. We earned interest income of $1.4 million during the three months ended March 31, 2005 compared to $36,000 during the three months ended March 31, 2004. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds raised of approximately $228.6 million from our initial public offering in the third quarter of fiscal 2004 and cash generated from operations.

Other, net. During the three months ended March 31, 2005 the Company recorded other income of $284,000 primarily related to receipt of a payment to the Company related to royalty obligations under a settlement agreement.

Income Tax Provision. We recognized an income tax provision of $5.5 million, with an effective tax rate of 35.5%, during the three months ended March 31, 2005 as a result of the net income incurred in the period. Our effective tax rate of 35.5% for the three months ended March 31, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may occur after the first quarter of 2005 related to incentive stock options currently outstanding and held by Company personnel. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place. During the three months ended March 31, 2004, we recorded an income tax provision of $311,000 due to the net income incurred in the period and based on our tax rate as an S Corporation.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. As of March 31, 2005, we had $23.5 million in cash and cash equivalents and $196.5 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash (used in) provided by operating activities was ($2.7) million and $17.4 million in the three months ended March 31, 2005 and 2004, respectively. The decrease in cash provided by operating activities during the three months ended March 31, 2005 resulted from net income of $10.1 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred stock-based compensation of $1.8 million, the tax benefit from stock option transactions of $5.5 million, a decrease in inventory and contract related costs (including deferred cost of sales) of $12.3 million and an increase in accrued expenses of $2.1 million. These items were offset by a decrease in deferred revenues of $19.9 million, an increase in billed accounts receivable of $8.1 million and a decrease in income taxes payable of $5.7 million.

Net cash provided by operating activities in the three months ended March 31, 2004 of $17.4 million resulted from net income of $4.5 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred stock-based compensation of $4.3 million, an increase in deferred revenues of $6.7 million and a decrease in billed accounts receivable of $1.1 million.

For the three months ended March 31, 2005 and 2004, cash used in investing activities was $1.4 million and $51,000, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consist primarily of computer equipment for our engineering and service departments.

For the three months ended March 31, 2005 and 2004, cash provided by (used in) financing activities was $807,000 and ($6.3) million, respectively. For the three months ended March 31, 2005, cash provided by financing activities resulted from the proceeds collected related to the exercise of stock options. For the three months ended March 31, 2004, cash used in financing activities consisted of cash paid out as stockholder distributions.

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

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (SFAS 123R). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In April 2005, the Securities and Exchange Commission (SEC) adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005, which is January 1, 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in the Company’s second quarter of fiscal 2006. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

RISK FACTORS

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our financial statements and the related notes.

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

In 2004 and for the three months ended March 31, 2005, we derived 71% and 70%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted for 71% of revenues in 2004, including the DHS and the CNE, which accounted for 25% and 38% of revenues, respectively. In the three months ended March 31, 2005, the DHS and the CNE collectively accounted for 70% of revenues for that period, or 26% and 44%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2004 and for the three months ended March 31, 2005, we derived 44% and 42%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	diversified technology providers such as NEC, Sagem SA (through its wholly owned subsidiary Sagem Morpho) and Motorola, Inc. (through its Printrak International division) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Identix;

•	prime government contractors, such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometric solutions, such as BioScrypt and Dermalog.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Prior to commencement of our preparations for our initial public offering, we operated primarily on a cash accounting basis consistent with our status as a privately held S Corporation, and did not maintain a system of internal controls that was adequate for a public company. As a result, we have in the past discovered, and may in the future discover, areas in our internal controls that need improvement. For example, in connection with the audit of our financial statements for the three years ended December 31, 2003, in May 2004 our independent registered public accounting firm (“independent auditors”) reported to our audit committee several matters that were “reportable conditions” and “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In addition, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we discovered a deficiency in our internal controls used in calculating amortization of deferred stock compensation. In general, reportable conditions are significant deficiencies in our internal controls that, in our auditor’s judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited financial statements.

In 2004, we devoted significant resources to remediate and improve our internal controls. We believe that these efforts have remediated the concerns that gave rise to the reportable conditions and material weaknesses. We did not identify any reportable conditions or material weaknesses in connection in the preparation of our financial statements for the year ended December 31, 2004. However, our auditors did not audit our internal control over financial reporting and we cannot be certain that our internal controls over financial reporting will be adequate in the future. Any deficiencies in our internal control over financial reporting in the future could cause us to fail to accurately report our financial results on a timely basis and could adversely affect the results of our required annual management evaluation reports and auditor attestation reports regarding the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, which will be required beginning with our Annual Report on Form 10-K for our current fiscal year ending December 31, 2005.

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

Our AFIS solutions often require a lengthy sales cycle ranging from several months to sometimes over a year before we can receive approvals for purchase. The length of the sales cycle depends on the size and complexity of the solutions, the customer’s in-depth evaluation of our solutions and a competitive bidding process. As a result, we may incur substantial expense before we earn associated revenues, since a significant portion of our operating expenses is relatively fixed. The lengthy sales cycles of our solutions make forecasting the volume and timing of sales difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel contracts or change their minds. If customer cancellations occur, they could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

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

Failure to properly manage projects may result in costs or claims against us, and our financial results could be adversely affected.

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 79% of our revenues in 2004 and 58% of our revenues for the three months ended March 31, 2005 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2004 and for the three months ended March 31, 2005, sales to customers in these markets accounted for 99% of our revenues. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

Termination of all or some of our backlog of orders could negatively affect our sales.

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate.

Loss of limited source suppliers may result in delays or additional expenses.

We obtain hardware components and complete products from a limited group of suppliers, and we do not have any long term agreements with any of these suppliers obligating them to continue to sell components or products to us. Our reliance on them involves significant risks, including reduced control over quality, price, and delivery schedules. Moreover, any financial instability of, or consolidation among, our manufacturers or contractors could result in our having to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers if we lose these sources or if the supplies from these sources are delayed, or are of poor quality or supplied in insufficient amounts. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis, in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could disrupt our ability to meet customer demands or reduce our gross margins.

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

Ming Hsieh, our Chief Executive Officer, controls 72% of our outstanding common stock as of March 31, 2005. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

In 2004 and for the three months ended March 31, 2005, revenues outside of the Americas accounted for approximately 15% and 11%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Ming Hsieh, who was our sole stockholder prior to the sale of the shares in our initial public offering, continues to hold a substantial number of shares of our common stock that he is able to sell to the public. Sales by Mr. Hsieh of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

In addition, the lock-up agreements that were executed in connection with our initial public offering expired on March 22, 2005. As a result, all of our outstanding shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. Also, shares subject to outstanding options and rights under our 2000 Stock Option Plan and 2004 Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Item 2. Properties

Our corporate headquarters occupy approximately 20,074 square feet in South Pasadena, California in a building we purchased in 1997. We also lease properties in Reston, Virginia, Dublin, Ohio, London, U.K., Vienna, Austria and Taipei, Taiwan for use as local project management and business development offices. The size and location of these properties changes from time to time based on business requirements. We lease a manufacturing facility in Shenzhen, China. We believe our space is adequate for current needs; however, we will evaluate our space needs as we expand to accommodate planned increased head count. We believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarterly period covered by this report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

The Securities and Exchange Commission declared our registration statement, which we filed on Form S-1 (Registration No. 333-115535) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on September 23, 2004. The sale of shares of our common stock, including the sale of 2,700,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $248.4 million, approximately $17.4 million of which we applied to underwriting discounts and commissions and approximately $2.4 million of which we applied to related costs. As a result, we received approximately $228.6 million of the offering proceeds. The underwriting syndicate was managed by Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., SG Cowen & Co., LLC and Needham & Company, Inc.

As of March 31, 2005, we had used approximately $65.5 million of the net proceeds of the offering to fund the final dividend of our undistributed accumulated S Corporation earnings to our stockholder of report prior to our initial public offering. We had also used approximately $38 million to fund operating expenses.

Item 6. Exhibits

Exhibit Number		Description of Documents
3.2	(1)	Amended and Restated Certificate of Incorporation

3.3	(2)	Bylaws of the registrant

4.1	(3)	Specimen Common Stock Certificate

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with a Current Report on Form 8-K dated November 1, 2004.
(2)	Filed with initial Registration Statement on Form S-1 (File No. 333-115535) dated May 14, 2004.
(3)	Filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-115535) dated September 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 16, 2005