Form 10-Q
period 2005-06-30
Cogent, Inc.
filed 2005-08-11
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005 there were 92,384,671 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2004	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,004	$17,998
Investments in marketable securities	167,202	242,440
Billed accounts receivable, net of allowance for doubtful accounts of $229 at December 31, 2004 and $439 at June 30, 2005	14,761	37,518
Unbilled accounts receivable	1,308	1,761
Inventory and contract related costs	35,854	18,279
Prepaid expenses and other current assets	741	1,843
Deferred income taxes	10,744	32,996

Total current assets	257,614	352,835
Investments in marketable securities	28,517	53,222
Inventory and contract related costs	2,126	1,770
Property and equipment, net	8,478	7,721
Restricted cash	561	496
Deferred income taxes	3,568	21,036
Other assets	30	1,117

Total assets	$300,894	$438,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$3,431
Accrued expenses	1,480	3,626
Income taxes payable	6,131	450
Deferred revenues	59,667	25,036

Total current liabilities	70,068	32,543

Deferred revenues	8,762	6,554

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and June 30, 2005, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 80,788,040 and 91,777,734 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	120	120
Additional paid-in capital	251,871	401,631
Deferred stock-based compensation	(9,831)	(6,488)
Retained (deficit) earnings	(19,995)	4,518
Accumulated other comprehensive loss	(101)	(681)

Total stockholders’ equity	222,064	399,100

Total liabilities and stockholders’ equity	$300,894	$438,197

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
	(As restated, see Note 14)		(As restated, see Note 14)
Revenues:
Product revenues	$13,621	$35,557	$26,315	$67,337
Maintenance and services revenues	3,441	3,797	6,145	7,858

Total revenues	17,062	39,354	32,460	75,195

Cost of revenues:
Cost of product revenues (1)	3,152	14,593	5,517	28,431
Cost of maintenance and services revenues (1)	907	1,253	1,526	2,342
Amortization of deferred stock-based compensation	156	192	270	387

Total cost of revenues	4,215	16,038	7,313	31,160

Gross profit	12,847	23,316	25,147	44,035

Operating expenses:
Research and development (1)	1,499	1,783	3,159	3,696
Selling and marketing (1)	797	1,584	1,604	3,110
General and administrative (1)	926	1,740	1,744	3,467
Amortization of deferred stock-based compensation	1,995	1,455	6,218	3,078

Total operating expenses	5,217	6,562	12,725	13,351

Operating income	7,630	16,754	12,422	30,684

Other income:
Interest income	54	1,570	90	2,958
Other, net	362	112	362	396

Total other income	416	1,682	452	3,354

Income before income taxes	8,046	18,436	12,874	34,038
Income tax provision	337	3,988	648	9,525

Net income	$7,709	$14,448	$12,226	$24,513

Basic net income per share	$0.13	$0.17	$0.20	$0.29

Diluted net income per share	$0.11	$0.16	$0.18	$0.27

Shares used in computing basic net income per share	60,000	86,129	60,000	84,057

Shares used in computing diluted net income per share	69,262	92,279	68,884	92,069

Pro forma net income data (see Note 9)
Income before income taxes, as reported	$8,046		$12,874
Pro forma provision for income taxes	2,990		5,742

Pro forma net income	$5,056		$7,132

Pro forma net income per share
Basic	$0.08		$0.12

Diluted	$0.07		$0.10

(1) Excludes amortization of deferred stock-based compensation as follows:

Cost of product revenues	$46	$70	$78	$137
Cost of maintenance and services revenues	110	122	192	250
Research and development expenses	494	485	812	1,013
Selling and marketing expenses	296	393	667	823
General and administrative expenses	1,205	577	4,739	1,242

	$2,151	$1,647	$6,488	$3,465

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2005
	(As restated, see Note 14)
Cash Flows from operating activities:
Net income	$12,226	$24,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Tax benefit from stock option transactions	—	49,232
Depreciation and amortization	355	905
Allowance for doubtful accounts	—	210
Amortization of deferred stock-based compensation	6,488	3,279
Amortization of bond premium on available for sale securities	—	19
Deferred income taxes	(506)	—
Changes in assets and liabilities:
Billed accounts receivable	(6,332)	(22,978)
Unbilled accounts receivable	(915)	(453)
Inventory and contract related costs	(1,686)	17,971
Prepaid expenses and other current assets	(1,310)	(1,104)
Other assets	(30)	(362)
Deferred tax asset from stock option transactions	—	(39,720)
Accounts payable	838	644
Accrued expenses	1,360	2,154
Income taxes payable	663	(5,681)
Deferred revenues	6,847	(36,839)

Net cash provided by (used in) operating activities	17,998	(8,210)

Cash Flows from investing activities:
Proceeds from sale of available-for-sale securities	—	405,672
Purchase of available-for-sale securities	—	(506,113)
Restricted cash	(1,400)	—
Purchase of patents	—	(750)
Purchase of property and equipment	(202)	(152)

Net cash used in investing activities	(1,602)	(101,343)

Cash Flows from financing activities:
Distributions to stockholders	(11,311)	—
Proceeds from the issuance of common stock, net of issuance costs	—	96,859
Proceeds from the issuance of common stock under an ESPP plan	—	801
Proceeds from the exercise of stock options	—	2,922

Net cash (used in) provided by financing activities	(11,311)	100,582

Effect of exchange rate changes on cash	(66)	(35)

Net increase (decrease) in cash and cash equivalents	5,019	(9,006)
Cash and cash equivalents, beginning of period	17,457	27,004

Cash and cash equivalents, end of period	$22,476	$17,998

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$90	$2,072
Income taxes	$(489)	$(6,255)
Non-cash financing activities:
Deferred stock based compensation, net	$3,050	$—
Capitalized deferred stock-based compensation (inventory & contract related costs)	$—	$12
Conversion of property and equipment to inventories	$—	$102

See accompanying notes to the unaudited condensed consolidated financial statements.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General

Company Background

Cogent, Inc. and subsidiaries (“Cogent”) was initially incorporated in the state of California on April 20, 1990 as Cogent Systems, Inc. and was reincorporated in Delaware on May 3, 2004 as Cogent, Inc. Cogent is a provider of advanced automated fingerprint identification systems (“AFIS”) solutions, which typically consist of Cogent’s Programmable Matching Accelerator (“PMA”) servers and other AFIS equipment, including work stations and live-scans, bundled with Cogent’s proprietary software, and other fingerprint biometrics products and solutions, to governments, law enforcement agencies and other organizations worldwide. Cogent also provides professional services and technical support and maintenance services to its customers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2005 and condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2005 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2004 and 2005 and its cash flows for the six months ended June 30, 2004 and 2005. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the December 31, 2004 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year. The condensed consolidated financial statements for the three and six months ended June 30, 2004 have been restated (See Note 14).

In the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2005, the Company changed the classification of changes in restricted cash balances in the statement of cash flows to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2004, the Company reclassified changes in restricted cash balances to be consistent with its 2005 presentation which resulted in a $1,400,000 decrease to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.

Concentration

The Company derived a significant portion of its revenues from a limited number of customers. For the three months ended June 30, 2004 and 2005, the Company had two customers that collectively accounted for 55% and 86% of revenues for that period, respectively. For the six months ended June 30, 2004 and 2005, the Company had two customers that collectively accounted for 62% and 78% of revenues for that period, respectively.

Note 2. Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” certain debt and equity securities within the scope of SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (“SFAS 123R”). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005, which is January 1, 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections at the beginning of the next fiscal year after December 15, 2005, which is January 1, 2006 for the Company. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

Note 3. Stock-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees. The Company accounts for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation for employee common stock option grants is calculated as the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the option. Stock-based compensation related to employee option grants is recorded on the grant date as deferred stock-based compensation, which is classified as a separate component of stockholders’ equity, and is amortized to expense based on the multiple option model, which results in more compensation expense being attributed to an option’s initial vesting periods when compared to the straight-line method. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$7,709	$14,448	$12,226	$24,513
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	2,076	1,575	5,437	3,271
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards—net of the related tax effects	(2,173)	(1,704)	(5,900)	(3,475)

Pro forma net income	$7,612	$14,319	$11,763	$24,309

Net Income per share
Basic as reported	$0.13	$0.17	$0.20	$0.29

Basic—pro forma	$0.13	$0.17	$0.20	$0.29

Diluted as reported	$0.11	$0.16	$0.18	$0.27

Diluted—pro forma	$0.11	$0.16	$0.17	$0.26

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the pro forma compensation costs:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Risk-free interest rate	3.09%	3.73%	2.55%	3.80%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	2.98	4.0	3.35	4.0
Volatility	93%	83%	94%	84%

The weighted-average estimated fair value of options granted was as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Weighted average fair value	$7.29	$13.34	$7.27	$15.20

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	As of December 31, 2004	As of June 30, 2005
	(in thousands)
Type of Security:
Short-term instruments	$24,368	$148,644
Corporate debt securities with maturities of less than one year	58,962	36,679
Municipal securities with maturities of less than one year	75,460	45,218
U.S. government securities with maturities of less than one year	8,412	11,899

Total short-term investments	167,202	242,440

Corporate debt securities with maturities between one and three years	15,015	28,526
Municipal securities with maturities between one and three years	12,011	7,253
U.S. government securities with maturities between one and three years	1,491	17,443

Total long-term investments	28,517	53,222

	$195,719	$295,662

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. At December 31, 2004 and June 30, 2005, the unrealized loss on available-for-sale securities totaled $142,000 and $622,000, respectively. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense and were zero for the three and six months ended June 30, 2004 and June 30, 2005, respectively. The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	As of December 31, 2004	As of June 30, 2005
	(in thousands)
Materials and components	$1,398	$947
Inventory and costs related to long-term contracts	1,257	141
Deferred costs of revenue	35,325	18,961

	$37,980	$20,049

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to cost of revenues at the time revenue is recognized. The long-term component of inventory and contract related costs of $2,126,000 and $1,770,000 at December 31, 2004 and June 30, 2005, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 10).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$7,709	$14,448	$12,226	$24,513

Denominator:
Denominator for basic net income per share—weighted average shares	60,000	86,129	60,000	84,057
Dilutive potential common stock
Stock options	9,262	6,150	8,884	8,012

Denominator for diluted net income per share—adjusted weighted average shares	69,262	92,279	68,884	92,069

Basic net income per share	$0.13	$0.17	$0.20	$0.29

Diluted net income per share	$0.11	$0.16	$0.18	$0.27

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Net income	$7,709	$14,448	$12,226	$24,513
Other comprehensive income (loss):
Change in unrealized gain (loss)	—	23	—	(480)
Change in foreign currency translation adjustment	(8)	(54)	(41)	(100)

Total comprehensive income	$7,701	$14,417	$12,185	$23,933

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

During the three and six months ended June 30, 2005, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded stock-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the financial statements is credited to additional paid-in capital.

During the six months ended June 30, 2005, a total of 6,911,142 stock options were exercised resulting in net proceeds to the Company of $2,922,000. As a result of the disqualifying dispositions of incentive stock options during the three and six months ended June 30, 2005, the Company recorded tax benefits from stock option transactions which totaled approximately $43.7 million and $49.2 million, respectively, as a credit to additional paid-in capital. Additionally, as a result of the tax benefits from stock option transactions, the Company recorded a $39.7 million increase in the deferred tax asset balance as of June 30, 2005. The Company’s effective tax rates for the three and six months ended June 30, 2005 were less than the statutory rate primarily as a result of the tax benefit resulting from the disqualifying dispositions and research and development tax credits.

Note 9. Pro Forma Net Income and Pro Forma Net Income Per Share

Pro forma net income reflects the income tax expense that would have been reported by the Company had it been subject to income taxes at the corporate level during the three and six months ended June 30, 2004.

Pro forma net income per share is computed by dividing the pro forma net income available to common stockholders for the period by the weighted average number of shares of common shares and potentially dilutive common shares outstanding during the period.

Note 10. Deferred Revenues and Deferred Costs

In the third quarter of 2004, the Company entered into contracts with a total value of approximately $54 million with the National Electoral Council (“CNE”) of Venezuela. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the August 15, 2004 Venezuela national election. The estimated value of the lease component of approximately $7.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of fiscal 2004. Because vendor-specific objective evidence (“VSOE”) of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contracts. During the three and six months ended June 30, 2005, the Company recognized approximately $11.9 million and $23.7 million of revenue, respectively, representing the ratable recognition of the total remaining value of the contracts over the one-year maintenance period. The remaining $3.9 million of the contract value is included in deferred revenue at June 30, 2005. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In the fourth quarter of 2004, the Company entered into a contract with a total value of approximately $20.2 million with the CNE. The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the October 31, 2004 Venezuela regional elections. The estimated value of the lease component of approximately $3.7 million, which was based upon an independent valuation, was recognized as revenue in the fourth quarter of fiscal 2004. Because VSOE of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contract. During the three and six months ended June 30, 2005, the Company recognized approximately $4.1 million and $8.2 million, respectively, of revenue representing the ratable recognition of the total remaining value of the contract over the one-year maintenance period. The remaining $5.5 million of the contract value is included in deferred revenue at June 30, 2005. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $15 million with a domestic customer to provide a customized AFIS solution for which VSOE of the maintenance element did not exist. Revenue from this contract is being recognized ratably over the contractual maintenance period of five years, commencing upon the acceptance of the AFIS solution by the customer in October 2003. During the three and six months ended June 30, 2004, the Company recognized $700,000 and $1.4 million of revenue related to this contract, respectively. During the three and six months ended June 30, 2005, the Company recognized $707,000 and $1.4 million of revenue related to this contract, respectively. As of December 31, 2004 and June 30, 2005, deferred revenue related to this contract totaled approximately $9.3 million and $8.2 million, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $10 million with a domestic customer to provide a customized AFIS solution. This contract includes provisions that could require a refund of the entire contract value in the event of non-performance by the Company during the contract term. As a result of the refund provision, in accordance with of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” the Company is deferring recognition of revenue from the contract until the expiration of the refund provision, which is expected to expire in the quarter ending December 31, 2005. As of December 31, 2004 and June 30, 2005, deferred revenue related to this contract totaled approximately $6.5 million. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues upon the expiration of the refund provisions.

Note 11. Employee Stock Purchase Plan

In May 2004, the Company’s board of directors and stockholders adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) which became effective immediately upon the closing of the Company’s initial public offering. The Purchase Plan was intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. A total of two million shares of common stock were initially authorized and reserved for sale under the Purchase Plan. The Purchase Plan permitted eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential six month offering periods. Unless the Board established a higher price, the price at which shares were purchased under the Purchase Plan for such six month offering period was equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the purchase date, which was the last day of the offering period.

Pursuant to a resolution by the Company’s Board of Directors, the purchase plan was terminated on April 30, 2005.

Note 12. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three Months Ended June 30, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$8,172	$3,712	$201	$1,536	$13,621
Maintenance and services revenues	2,849	384	208	—	3,441

Total	$11,021	$4,096	$409	$1,536	$17,062

	Three Months Ended June 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$35,115	$18	$394	$30	$35,557
Maintenance and services revenues	2,708	745	134	210	3,797

Total	$37,823	$763	$528	$240	$39,354

	Six Months Ended June 30, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$20,537	$3,802	$440	$1,536	$26,315
Maintenance and services revenues	5,297	507	341	—	6,145

Total	$25,834	$4,309	$781	$1,536	$32,460

	Six Months Ended June 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$63,528	$81	$1,828	$1,900	$67,337
Maintenance and services revenues	6,278	1,095	274	211	7,858

Total	$69,806	$1,176	$2,102	$2,111	$75,195

At December 31, 2004 and June 30, 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $5,505,000 and $5,313,000, respectively. At December 31, 2004 and June 30, 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in foreign countries was approximately $2,974,000 and $2,408,000, respectively. At June 30, 2005, the Company’s intangible assets in the United States, net of accumulated amortization, were approximately $725,000.

Note 13. Public Offering

In June 2005, the Company completed an underwritten public offering of 12,650,000 shares of common stock (of which 4,000,000 shares were primary shares sold by the Company and 8,650,000 shares were secondary shares sold by selling stockholders), including the underwriters’ exercise of an over-allotment option to purchase up to 1,650,000 shares from a selling stockholder, at a price to the public of $25.50 per share. The Company raised a total of $102,000,000 in gross proceeds in the public offering. After deducting the underwriting discount of $4,335,000 and offering expenses of $806,000, net proceeds to the Company were $96,859,000.

Note 14. Restated Quarterly Results

Subsequent to the issuance of its consolidated financial statements for the three and six months ended June 30, 2004, an error was discovered in the calculation of amortization of deferred stock-based compensation that extended back into 2003, as previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. As a result, the Company’s results of operations for the three and six months ended June 30, 2004 were restated from the amounts previously reported for the respective periods in the registration statement on Form S-1 for the Company’s initial public offering. The effects of the error in 2003 were not significant and were recognized in the quarter ended March 31, 2004. A summary of the significant effects of the restatement for the three and six months ended June 30, 2004 is as follows:

	As Previously Reported	As Restated
	(in thousands)	(in thousands)
Three months ended June 30, 2004
Amortization of deferred stock-based compensation	$2,716	$2,151
Income before income taxes	7,481	8,046
Net income	7,168	7,709
Basic net income per share	$0.12	$0.13
Diluted net income per share	$0.10	$0.11
The amounts related to amortization of deferred stock-based compensation are as follows:
Cost of product revenues	$52	$46
Cost of maintenance and services revenues	125	110
Research and development expenses	522	494
Selling and marketing expenses	331	296
General and administrative expenses	1,686	1,205
Six months ended June 30, 2004
Amortization of deferred stock-based compensation	$6,187	$6,488
Income before income taxes	13,175	12,874
Net income	12,495	12,226
Basic net income per share	$0.21	$0.20
Diluted net income per share	$0.18	$0.18
The amounts related to amortization of deferred stock-based compensation are as follows:
Cost of product revenues	$102	$78
Cost of maintenance and services revenues	256	192
Research and development expenses	1,004	812
Selling and marketing expenses	793	667
General and administrative expenses	4,032	4,739

Note 15. Commitments and Contingencies

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

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of our June 30, 2004 condensed consolidated financial statements. See Note 14 to our condensed consolidated financial statements.

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. We experienced a significant increase in our revenues and net income since the fourth quarter of 2003 as the market for our AFIS and other fingerprint biometric solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. There can be no assurance that our revenues or net income will continue to grow at the same rates as in the past or at the rate we expect or that we will achieve similar results in future periods.

Sources of Revenue

Revenues. We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator, or PMA, servers and other AFIS equipment, including work stations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. To a lesser extent, we generate product revenues from sales of our proprietary biometrics application specific integrated circuit, or ASIC, and biometrics products that incorporate our ASIC. Revenues from sales of our ASIC and products that incorporate our ASIC have historically been immaterial and accounted for less than 1% of our total revenue in both 2004 and the six months ended June 30, 2005. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

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

Our growth in revenues since the fourth quarter of 2003 is due principally to increased demand by the DHS and the CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national and regional elections. We anticipate that both of these customers will account for a significant portion of our revenues for the foreseeable future. We do not have any long-term contracts with the DHS or the CNE for the sale of our products, and our future sales to the DHS and the CNE will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the CNE could cause our revenues to fall short of our expectations.

We also expect to experience increased demand from a number of other governments as they deploy AFIS solutions in elections and, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections and at points of entry and exit are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

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

Amortization of Deferred Stock-Based Compensation. In connection with the grant of stock options during the year ended December 31, 2004, and the six months ended June 30, 2005, we recorded $17.9 million and $0 in deferred stock-based compensation within stockholders’ equity, respectively. Options issued during the year ended December 31, 2004 were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including our historical and anticipated operating results and the earnings and revenue multiples implicit in the trading prices of securities of comparable companies. Because there was no public market for our common stock prior to our initial public offering, the amount of the compensatory charge is not based on an objective measure such as the trading price of our common stock. For the year ended December 31, 2004 and the six months ended June 30, 2005, we recognized expense for amortization of deferred stock compensation of $10.4 million and $3.5 million, respectively. As of June 30, 2005, we had an aggregate of $6.5 million of deferred stock-based compensation remaining to be amortized. This deferred compensation balance will be amortized as follows: $2.5 million in the remainder of 2005; $2.9 million in 2006; $1.0 million in 2007; and $61,000 in 2008. We are amortizing the deferred compensation on an accelerated basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited. The amount of stock based compensation which we recognize will increase beginning in the fiscal quarter ending March 31, 2006 as a result of the implementation of Statement of Financial Accounting Standards (“SFAS”) 123 (Revised 2004)—Share Based Payment (SFAS 123R). See “Recent Accounting Pronouncements.”

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

Deferred Revenues

Our deferred revenue balance results primarily from payments received from customers in advance of recognition of the related revenue and, to a lesser extent, from invoicing of customers prior to recognition of the related revenue. For example, certain customers, such as the CNE, make upfront payments resulting in cash collected prior to our recognition of revenue. These payments can be significant. We record this upfront payment as deferred revenue and reduce the deferred revenue balance as revenue is recognized. As a result, our deferred revenue balance fluctuates from quarter to quarter because it is a function of the timing of (i) the receipt of cash payments from those customers who pay in advance of revenue recognition, (ii) invoicing of customers in advance of revenue recognition and (iii) amortization of deferred revenues into revenues. Deferred revenues also consist of payments received in advance from our customers for maintenance agreements, under which revenues are recognized ratably over the term of the maintenance period. However, the fluctuation in the deferred revenue balance from quarter to quarter is generally not significantly affected by the deferred maintenance revenue. Because the mix of customers who pay or are invoiced in advance of revenue recognition changes from period to period, fluctuations in our deferred revenue balance are not a reliable indicator of total revenue to be recognized in any future period. Our cash flow from operations is also affected each quarter as a result of fluctuations in the deferred revenue balance.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of June 30, 2005, our net deferred tax assets were approximately $54.0 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the first six months of 2005, and for the remainder of 2005, has been and is expected to continue to be impacted as a result of the disqualifying disposition of incentive stock options. We expect our effective tax rate to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded stock-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements is credited to additional paid-in capital. As a result of the disqualifying dispositions of incentive stock options during the six months ended June 30, 2005, the Company recorded a tax benefit from stock option transactions which totaled approximately $49.2 million as a credit to additional paid-in capital.

Accounting for Stock-Based Compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. The determination of the volatility, expected term and other assumptions used to determine the fair value of stock options granted under SFAS 123 for footnote disclosure purposes involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable companies. We have recorded compensation charges for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. See “—Costs of Revenues and Operating Expenses—Amortization of Deferred Stock-Based Compensation.”

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

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
Consolidated Statement of Operations Data:
Revenues:
Product revenues	79.8%	90.4%	81.1%	89.5%
Maintenance and services revenues	20.2%	9.6%	18.9%	10.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of product revenues	18.5%	37.1%	17.0%	37.8%
Cost of maintenance and services revenues	5.3%	3.2%	4.7%	3.1%
Amortization of deferred stock-based compensation	0.9%	0.5%	0.8%	0.5%

Total cost of revenues	24.7%	40.8%	22.5%	41.4%

Gross profit	75.3%	59.2%	77.5%	58.6%

Operating expenses:
Research and development	8.8%	4.5%	9.7%	4.9%
Selling and marketing	4.7%	4.1%	4.9%	4.1%
General and administrative	5.4%	4.4%	5.4%	4.6%
Amortization of deferred stock-based compensation	11.7%	3.7%	19.2%	4.1%

Total operating expenses	30.6%	16.7%	39.2%	17.7%

Operating income	44.7%	42.5%	38.3%	40.9%
Other income:
Interest income	0.3%	4.0%	0.3%	3.9%
Other, net	2.1%	0.3%	1.1%	0.5%

Total other income	2.4%	4.3%	1.4%	4.4%

Income before income taxes	47.1%	46.8%	39.7%	45.3%
Income tax provision	2.0%	10.1%	2.0%	12.7%

Net income	45.1%	36.7%	37.7%	32.6%

Pro forma net income data:
Income before income taxes, as reported	47.1%		39.7%
Pro forma provision for income taxes	17.5%		17.7%

Pro forma net income	29.6%		22.0%

Comparison of Results for the Three Months Ended June 30, 2005 and 2004

Revenues. Revenues were $39.4 million for three months ended June 30, 2005 compared to $17.1 million for the three months ended June 30, 2004. This substantial increase in revenues resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include recent legislation passed in the United States and in many foreign jurisdictions mandating the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, recent terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $35.6 million for the three months ended June 30, 2005 compared to $13.6 million for the three months ended June 30, 2004. The $22.0 million increase in product revenues resulted primarily from AFIS solutions delivered to the CNE, additional orders for AFIS solutions from the DHS as well as sales to a number of other domestic and international customers. During the three months ended June 30, 2005, we recognized revenue of approximately $16.0 million for AFIS solutions delivered to the CNE. In the third quarter of 2004, we entered into a contract with the CNE for the deployment and sale of an automated fingerprint identification and voter authentication/matching system for use in the Venezuela national and regional elections. Revenue recorded related to this contract totaled $11.9 million in the second quarter of 2005. Deferred revenue of $3.9 million related to this contract will be recognized in the third quarter of 2005. In the fourth quarter of 2004, we entered into a second contract with the CNE for the deployment and sale of a new automated fingerprint identification and voter authentication/matching system for use in the Venezuelan regional elections. Revenue recorded on this contract totaled $4.1 million in the second quarter of fiscal 2005. Deferred revenue of $5.5 million related to this contract will be recognized ratably over the remaining portion of the one year maintenance period. Maintenance and services revenues increased by 10% to $3.8 million for the three months ended June 30, 2005 from $3.4 million for the three months ended June 30, 2004. The $400,000 increase was due to an increase in maintenance revenues and engineering services associated with higher product sales as well as to the generally increasing size of the installed base of customers who purchase maintenance. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the three months ended June 30, 2005 in comparison to the three months ended June 30, 2004.

Gross Profit. Gross profit as a percentage of revenues was 59.2% for the three months ended June 30, 2005 compared to 75.3% for the three months ended June 30, 2004. Amortization of deferred stock-based compensation included in cost of revenues increased to $192,000 for the three months ended June 30, 2005 from $156,000 for the three months ended June 30, 2004, which accounted for approximately one percentage point of revenues for both of these respective periods. Product gross margins were 58.8% for the three months ended June 30, 2005 compared to 76.5% for the three months ended June 30, 2004. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $70,000 and $46,000 for the three months ended June 30, 2005 and 2004, respectively, which reduced product gross margins by less than one percentage point for these respective periods. The decrease in product gross margins was primarily due to lower gross margins associated with our significant AFIS installations, particularly the CNE contracts, resulting from the resale of third party hardware, which was partially offset by the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $14.6 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. Maintenance and services gross margins were 63.8% for the three months ended June 30, 2005 compared to 70.4% for the three months ended June 30, 2004. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $122,000 and $110,000 for the three months ended June 30, 2005 and 2004, respectively, which reduced maintenance and service margins by approximately three percentage points for these respective periods. Costs of maintenance and service revenues increased to $1.3 million for the three months ended June 30, 2005 from $907,000 for the three months ended June 30, 2004.

Research and Development. Research and development expenses increased to $1.8 million, or 5% of revenues, for the three months ended June 30, 2005 compared to $1.5 million, or 9% of revenues for the three months ended June 30, 2004. The increase was primarily due to an increase in compensation costs related to increased headcount for the three months ended June 30, 2005 compared to June 30, 2004.

Selling and Marketing. Selling and marketing expenses increased to $1.6 million, or 4% of revenues, for the three months ended June 30, 2005 compared to $797,000, or 5% of revenues, for the three months ended June 30, 2004. The increase in absolute dollars was primarily due to an increase in consulting and professional service fees of approximately $279,000 to support increased business development and proposal activities as well as an increase in spending on marketing activity of approximately $96,000 and an increase in compensation expenses of approximately $244,000 due to additional headcount in sales.

General and Administrative. General and administrative expenses increased to $1.7 million, or 4% of revenues, for the three months ended June 30, 2005 compared to $926,000 or 5% of revenues, for the three months ended June 30, 2004. The increase in absolute dollars was primarily due to increases in board fees, directors and officers insurance costs and investor relations expenses of approximately $307,000, increased compensation expenses of approximately $115,000 as a result of an increase in headcount in finance and accounting personnel and an increase in consulting fees of approximately $124,000 related to meeting the requirements of the Sarbanes-Oxley Act of 2002.

Interest Income. We earned interest income of $1.6 million during the three months ended June 30, 2005 compared to $54,000 during the three months ended June 30, 2004. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds raised of approximately $228.6 million from our initial public offering in the third quarter of fiscal 2004 and $96.9 million from our public offering in June 2005.

Other, net. During the three months ended June 30, 2004 the Company recorded other income of $362,000 related to receipt of a dividend from an equity investment in China.

Income Tax Provision. We recognized an income tax provision of $4.0 million, with an effective tax rate of 21.6%, during the three months ended June 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 21.6% for the three months ended June 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by Company personnel. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place. During the three months ended June 30, 2004, we recorded an income tax provision of $337,000 due to the net income incurred in the period and based on our tax rate as an S Corporation.

Comparison of Results for the Six Months Ended June 30, 2005 and 2004

Revenues. Revenues were $75.2 million for six months ended June 30, 2005 compared to $32.5 million for the six months ended June 30, 2004. This substantial increase in revenues resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include recent legislation passed in the United States and in many foreign jurisdictions mandating the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, recent terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $67.3 million for the six months ended June 30, 2005 compared to $26.3 million for the six months ended June 30, 2004. The $41.0 million increase in product revenues resulted primarily from AFIS solutions delivered to the CNE, additional orders for AFIS solutions from the DHS as well as sales to a number of other domestic and international customers. During the six months ended June 30, 2005, we recognized revenue of approximately $31.9 million for AFIS solutions delivered to the CNE. In the third quarter of 2004, we entered into a contract with the CNE for the deployment and sale of an automated fingerprint identification and voter authentication/matching system for use in the Venezuela national and regional elections. Revenue recorded related to this contract totaled $23.7 million for the six months ended June 30, 2005. Deferred revenue of $3.9 million related to this contract will be recognized in the third quarter of 2005. In the fourth quarter of 2004, we entered into a second contract with the CNE for the deployment and sale of a new automated fingerprint identification and voter authentication/matching system for use in the Venezuelan regional elections. Revenue recorded on this contract totaled $8.2 million for the six months ended June 30, 2005. Deferred revenue of $5.5 million related to this contract will be recognized ratably over the remaining portion of the one year maintenance period. Maintenance and services revenues increased by 28% to $7.9 million for the six months ended June 30, 2005 from $6.1 million for the six months ended June 30, 2004. The $1.8 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales as well as to the generally increasing size of the installed base of customers who purchase maintenance. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the six months ended June 30, 2005 in comparison to the six months ended June 30, 2004.

Gross Profit. Gross profit as a percentage of revenues was 58.6% for the six months ended June 30, 2005 compared to 77.5% for the six months ended June 30, 2004. Amortization of deferred stock-based compensation included in cost of revenues increased to $387,000 for the six months ended June 30, 2005 from $270,000 for the six months ended June 30, 2004, which accounted for approximately one percentage point of revenues for both of these respective periods. Product gross margins were 57.6% for the six months ended June 30, 2005 compared to 78.7% for the six months ended June 30, 2004. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $137,000 and $78,000 for the six months ended June 30, 2005 and

2004, respectively, which reduced product gross margins by less than one percentage point for these respective periods. The decrease in product gross margins was primarily due to lower gross margins associated with our significant AFIS installations, particularly the CNE contracts, resulting from the resale of third party hardware, which was partially offset by the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $28.4 million for the six months ended June 30, 2005 from $5.5 million for the six months ended June 30, 2004. Maintenance and services gross margins were 67.0% for the six months ended June 30, 2005 compared to 72.0% for the six months ended June 30, 2004. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $250,000 and $192,000 for the six months ended June 30, 2005 and 2004, respectively, which reduced maintenance and service margins by approximately three percentage points for both of these respective periods. Costs of maintenance and service revenues increased to $2.3 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004.

Research and Development. Research and development expenses increased to $3.7 million, or 5% of revenues, for the six months ended June 30, 2005 compared to $3.2 million, or 10% of revenues for the six months ended June 30, 2004. The increase was primarily due to an increase in compensation costs of approximately $300,000 and an increase in outside development fees of approximately $288,000 for the six months ended June 30, 2005 compared to June 30, 2004.

Selling and Marketing. Selling and marketing expenses increased to $3.1 million, or 4% of revenues, for the six months ended June 30, 2005 compared to $1.6 million, or 5% of revenues, for the six months ended June 30, 2004. The increase in absolute dollars was primarily due to an increase in consulting and professional service fees of approximately $680,000 to support increased business development and proposal activities, increased compensation costs of approximately $364,000 due to increased headcount, an increase in travel costs of approximately $200,000 and increased marketing and promotional activities of approximately $92,000.

General and Administrative. General and administrative expenses increased to $3.5 million, or 5% of revenues, for the six months ended June 30, 2005 compared to $1.7 million, or 5% of revenues, for the six months ended June 30, 2004. The increase in absolute dollars was primarily due to an increase in board fees, directors and officers insurance costs and investor relations expenses of approximately $567,000, increased outside legal and accounting fees of approximately $417,000 and increased compensation expenses of approximately $306,000 due to increased headcount in finance and accounting.

Interest Income. We earned interest income of $3.0 million during the six months ended June 30, 2005 compared to $90,000 during the six months ended June 30, 2004. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds raised of approximately $228.6 million from our initial public offering in the third quarter of fiscal 2004 and approximately $96.9 million from our public offering in June 2005.

Income Tax Provision. We recognized an income tax provision of $9.5 million, with an effective tax rate of 28.0%, during the six months ended June 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 28.0% for the six months ended June 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by Company personnel. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place. During the six months ended June 30, 2004, we recorded an income tax provision of $648,000 due to the net income incurred in the period and based on our tax rate as an S Corporation.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations and since September 2004 we have supplemented our cash resources through public offerings of our Common Stock, raising $228.6 million in our initial public offering in September 2004 and $96.9 in a subsequent underwritten offering in June 2005. As of June 30, 2005, we had $18.0 million in cash and cash equivalents and $ 295.7 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash (used in) provided by operating activities was ($8.2) million and $18.0 million in the six months ended June 30, 2005 and 2004, respectively. The decrease in cash provided by operating activities during the six months ended June 30, 2005 resulted from net income of $24.5 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred stock-based compensation of $3.3 million, the tax benefit from stock option transactions of $49.2 million, a decrease in inventory and contract related costs (including deferred cost of sales) of $18.0 million and an increase in accrued expenses of $2.2 million. These items were offset by a decrease in deferred revenues of $36.8 million, an increase in billed accounts receivable of $23.0 million, an increase in deferred income taxes of $39.7 million and a decrease in income taxes payable of $5.7 million.

Net cash provided by operating activities in the six months ended June 30, 2004 of $18.0 million resulted from net income of $12.2 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred stock-based compensation of $6.5 million, an increase in deferred revenues of $6.8 million, partially offset by an increase in billed accounts receivable of $6.3 million.

For the six months ended June 30, 2005 and 2004, cash used in investing activities was $101.3 million and $1.6 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities, changes in the restricted cash balance and capital expenditures, which consist primarily of computer equipment for our engineering and service departments. Additionally, during the quarter ended June 30, 2005, we paid $750,000 for the purchase of patents.

For the six months ended June 30, 2005 and 2004, cash provided by (used in) financing activities was $100.6 million and ($11.3) million, respectively. For the six months ended June 30, 2005, cash provided by financing activities resulted primarily from the net proceeds of $96.9 million from the Company’s public offering in June 2005 and the proceeds collected related to the exercise of employee stock options and purchase of shares under the Company’s employee stock purchase plan. For the six months ended June 30, 2004, cash used in financing activities consisted of cash paid out as stockholder distributions.

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. However, we are in the process of identifying and selecting properties to provide for expansion of our workforce in Pasadena. It is likely that any such new facility would require an expenditure of a material amount of capital resources both upon the initial acquisition and subsequent development of any such acquired property. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1.

The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (“SFAS 123R”). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005, which is January 1, 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections at the beginning of the next fiscal year after December 15, 2005, which is January 1, 2006 for the Company. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

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

These and other factors could cause governments and governmental agencies, or prime contractors that use us as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have an adverse effect on our business, financial condition and results of operations. Many of our government customers are subject to stringent budgetary constraints. The award of additional contracts from government agencies could be adversely affected by spending reductions or budget cutbacks at these agencies.

In 2004 and for the six months ended June 30, 2005, we derived 71% and 78%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted for 71% of revenues in 2004, including the DHS and the CNE, which accounted for 25% and 38% of revenues, respectively. In the six months ended June 30, 2005, the DHS and the CNE collectively accounted for 78% of revenues for that period, or 36% and 42%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2004 and for the six months ended June 30, 2005, we derived 44% and 50%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	diversified technology providers such as Motorola (through its Motorola Biometrics Solutions division), NEC and Sagem (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies, Identix and Smith Heimann Biometrics;

•	prime government contractors, such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometric solutions, such as AuthenTec, BioScrypt, Dermalog and UPEK.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Prior to commencement of our preparations for our initial public offering, we operated primarily on a cash accounting basis consistent with our status as a privately held S Corporation, and did not maintain a system of internal controls that was adequate for a public company. As a result, we have in the past discovered, and may in the future discover, areas in our internal controls that need improvement. For example, in connection with the audit of our financial statements for the three years ended December 31, 2003, in May 2004 our independent registered public accounting firm (“independent auditors”) reported to our audit committee several matters that were “reportable conditions” and “material weaknesses” in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. In addition, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we discovered a deficiency in our internal controls used in calculating amortization of deferred stock compensation. In general, reportable conditions are significant deficiencies in our internal controls that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited financial statements.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 79% of our revenues in 2004 and 51% of our revenues for the six months ended June 30, 2005 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2004 and for the six months ended June 30, 2005, sales to customers in these markets accounted for 99% of our revenues. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

The core technology used in our products and solutions is not the subject of any patent protection, and we may be unable to obtain patent protection in the future. Although we have patent protection on some of our technology related to optical sensors and image reconstruction for the commercial market, we rely primarily on trade secrets and confidentiality procedures to protect our proprietary technology, and cannot assure you that we will be able to enforce the patents we own effectively against third parties. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business would thus be harmed. In addition, defending our intellectual property rights may entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, our patents, or any patents that may be issued to us in the future, may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which we market our solutions. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and domestic and international mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 57% of our outstanding common stock as of June 30, 2005. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders.

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

In 2004 and for the six months ended June 30, 2005, revenues outside of the Americas accounted for approximately 15% and 7%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Our amended and restated certificate of incorporation and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then current market price of their shares.

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

Ming Hsieh, who was our sole stockholder prior to the sale of the shares in our initial public offering, continues to hold a substantial number of shares of our common stock. Sales by Mr. Hsieh of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. The selling stockholders who participated in our June 2005 public offering, along with certain directors and executive officers of ours, have entered into contractual lock-up agreements with respect to sales, offers to sell, and other transfers or transactions relating to our common stock. The term of the lock-up agreement for selling stockholders who participated in our June 2005 public offering and certain of our directors and executive officers, other than Mr. Hsieh, will expire on September 19, 2005. Mr. Hsieh’s lock-up agreement term will extend to the end of calendar year 2005, provided that Mr. Hsieh will be permitted to make sales of up to 1,000,000 shares pursuant to a trading plan designed to comply with SEC Rule 10b5-1 that provides for sales of no more than 250,000 shares per month. Sales under such plan cannot be made until September 20, 2005. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. may, in their sole discretion, permit the selling stockholders, directors and executive officers to sell shares prior to the expiration of the lock-up agreements.

In addition, the lock-up agreements that were executed in connection with our initial public offering expired on March 22, 2005. Other than shares subject to the lock-ups executed in connection with our June 2005 public offering, all of our outstanding shares are eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. Also, shares subject to outstanding options and rights under our 2000 Stock Option Plan and 2004 Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

Item 2.	Properties

Our corporate headquarters occupy approximately 20,074 square feet in South Pasadena, California in a building we purchased in 1997. We also lease properties in Reston, Virginia, Dublin, Ohio, London, U.K., Vienna, Austria and Taipei, Taiwan for use as local project management and business development offices. The size and location of these properties changes from time to time based on business requirements. We lease a manufacturing facility in Shenzhen, China. We are in the process of identifying and selecting properties to provide for the expansion of our workforce in Pasadena. We believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

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

As of June 30, 2005, we had used approximately $65.5 million of the net proceeds of the offering to fund the final dividend of our undistributed accumulated S Corporation earnings to our stockholder of report prior to our initial public offering. We had also used approximately $58.9 million to fund operating expenses.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 3, 2005, we held our annual stockholders’ meeting, at which our stockholders (i) elected four (4) directors to hold office until the next annual election of directors and (ii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005. The vote on such matters was as follows:

I. Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Ming Hsieh	76,913,332	1,035,687
John C. Bolger	77,194,915	754,104
John P. Stenbit	70,139,542	7,809,477
Kenneth R. Thornton	77,287,304	661,715

II. Ratification of Appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005:

For	Against	Abstain	Broker Non-Votes
77,936,438	10,404	2,177	—

Item 6.	Exhibits

Exhibit Number		Description of Documents
3.2	(1)	Amended and Restated Certificate of Incorporation

3.3	(2)	Bylaws of the registrant

4.1	(3)	Specimen Common Stock Certificate

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with a Current Report on Form 8-K dated November 1, 2004.

(2)	Filed with initial Registration Statement on Form S-1 (File No. 333-115535) dated May 14, 2004.

(3)	Filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-115535) dated September 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 11, 2005