Form 10-Q
period 2005-09-30
Cogent, Inc.
filed 2005-11-14
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2005 there were 92,925,077 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,004	$19,610
Investments in marketable securities	167,202	284,951
Billed accounts receivable, net of allowance for doubtful accounts of $229 at December 31, 2004 and $462 at September 30, 2005	14,761	32,368
Unbilled accounts receivable	1,308	1,565
Inventory and contract related costs	35,854	21,189
Prepaid expenses and other current assets	741	6,544
Deferred income taxes	10,744	28,372

Total current assets	257,614	394,599
Investments in marketable securities	28,517	62,944
Inventory and contract related costs	2,126	1,582
Property and equipment, net	8,478	7,273
Restricted cash	561	495
Deferred income taxes	3,568	26,094
Intangible and other assets	30	2,189

Total assets	$300,894	$495,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$3,439
Accrued expenses	1,480	7,527
Income taxes payable	6,131	568
Deferred revenues	59,667	46,313

Total current liabilities	70,068	57,847

Deferred revenues	8,762	5,540

Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and September 30, 2005, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 80,788,040 and 92,734,800 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	120	120
Additional paid-in capital	251,871	412,974
Deferred stock-based compensation	(9,831)	(5,125)
Retained (deficit) earnings	(19,995)	24,622
Accumulated other comprehensive loss	(101)	(802)

Total stockholders’ equity	222,064	431,789

Total liabilities and stockholders’ equity	$300,894	$495,176

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Revenues:
Product revenues	$19,933	$32,966	$46,248	$100,303
Maintenance and services revenues	3,515	5,479	9,660	13,337

Total revenues	23,448	38,445	55,908	113,640

Cost of revenues:
Cost of product revenues (1)	7,577	8,027	13,094	36,458
Cost of maintenance and services revenues (1)	1,012	1,058	2,538	3,400
Amortization of deferred stock-based compensation	230	155	500	542

Total cost of revenues	8,819	9,240	16,132	40,400

Gross profit	14,629	29,205	39,776	73,240

Operating expenses:
Research and development (1)	1,998	1,694	5,157	5,390
Selling and marketing (1)	840	1,415	2,444	4,525
General and administrative (1)	986	1,959	2,730	5,426
Amortization of deferred stock-based compensation	2,044	1,177	8,262	4,255

Total operating expenses	5,868	6,245	18,593	19,596

Operating income	8,761	22,960	21,183	53,644
Other income:
Interest income	106	2,574	196	5,532
Other, net	—	341	362	737

Total other income	106	2,915	558	6,269

Income before income taxes	8,867	25,875	21,741	59,913
Income tax (benefit) provision	(11,578)	5,771	(10,930)	15,296

Net income	$20,445	$20,104	$32,671	$44,617

Basic net income per share	$0.33	$0.22	$0.54	$0.51

Diluted net income per share	$0.29	$0.21	$0.47	$0.48

Shares used in computing basic net income per share	61,493	92,399	60,501	86,868

Shares used in computing diluted net income per share	70,987	96,079	69,545	93,377

Pro forma net income data (see Note 9)
Income before income taxes, as reported	$8,867		$21,741
Pro forma provision for income taxes	4,234		10,110

Pro forma net income	$4,633		$11,631

Pro forma net income per share
Basic	$0.08		$0.19

Diluted	$0.07		$0.17

(1) Excludes amortization of deferred stock-based compensation as follows:

Cost of product revenues	$67	$50	$144	$187
Cost of maintenance and services revenues	163	105	356	355
Research and development expenses	519	324	1,331	1,337
Selling and marketing expenses	458	359	1,125	1,182
General and administrative expenses	1,067	494	5,806	1,736

	$2,274	$1,332	$8,762	$4,797

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended, September 30,
	2004	2005
Cash Flows from operating activities:
Net income	$32,671	$44,617
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from stock option transactions	—	60,096
Depreciation and amortization	774	1,365
Allowance for doubtful accounts	52	233
Amortization of deferred stock-based compensation	8,762	4,626
Amortization of bond premium on available for sale securities	—	(356)
Deferred income taxes	(13,650)	(40,154)
Changes in assets and liabilities:
Billed accounts receivable	(7,711)	(17,851)
Unbilled accounts receivable	(1,250)	(257)
Inventory and contract related costs	(28,275)	15,527
Prepaid expenses and other current assets	39	(5,799)
Other assets	—	(468)
Accounts payable	1,870	653
Accrued expenses	3,470	6,036
Income taxes payable	1,068	(5,562)
Deferred revenues	46,453	(16,576)

Net cash provided by operating activities	44,273	46,130

Cash Flows from investing activities:
Deposit for purchase of building	—	(1,000)
Proceeds from sale of available-for-sale securities	—	687,182
Purchase of available-for-sale securities	—	(839,609)
Restricted cash	(1,400)	—
Purchase of Intangible Assets	—	(750)
Purchase of property and equipment	(4,897)	(413)

Net cash used in investing activities	(6,297)	(154,590)

Cash Flows from financing activities:
Distributions to stockholders	(77,826)	—
Proceeds from the issuance of common stock, net of issuance costs incurred	228,932	96,769
Issuance of shares under ESPP Plan	—	801
Proceeds from the exercise of stock options	42	3,517

Net cash provided by financing activities	151,148	101,087

Effect of exchange rate changes on cash	(28)	(21)

Net increase in cash and cash equivalents	189,096	(7,394)
Cash and cash equivalents, beginning of period	17,457	27,004

Cash and cash equivalents, end of period	$206,553	$19,610

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$196	$3,868
Income taxes	$(1,651)	$(6,465)
Non-cash financing activities:
Declared but unpaid dividend to stockholder	$1,800	$—
Deferred stock-based compensation, net	17,828	—
Capitalized deferred stock-based compensation (Inventory & contract related costs)	$—	$65
Conversion of property and equipment to inventories	$—	$317

See accompanying notes to unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2005 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2005 and condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2005.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2004 and 2005 and its cash flows for the nine months ended September 30, 2004 and 2005. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the December 31, 2004 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

In the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2005, the Company changed the classification of changes in restricted cash balances in the statement of cash flows to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2004, the Company reclassified changes in restricted cash balances to be consistent with its 2005 presentation which resulted in a $1,400,000 decrease to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.

Concentration

The Company derives a significant portion of its revenues from a limited number of customers. For the three months ended September 30, 2004 and 2005, the Company had one and two customers that collectively accounted for 64% and 72% of revenues for those periods, respectively. For the nine months ended September 30, 2004 and 2005, the Company had two customers that collectively accounted for 59% and 76% of revenues for those periods, respectively.

Note 2. Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” certain debt and equity securities within the scope of SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. However, implementation guidance related to this consensus was requested. In

November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1 and 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company continues to assess the potential impact that the adoption of this FSP could have on its financial statements.

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (“SFAS 123R”). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after September 15, 2005, which is January 1, 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe SFAS No. 151 will have a significant impact on the Company’s consolidated results of operations or financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Net income as reported	$20,445	$20,104	$32,671	$44,617
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	1,891	1,267	6,945	4,545
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards— net of the related tax effects	(2,151)	(1,643)	(7,761)	(5,207)

Pro forma net income	$20,185	$19,728	$31,855	$43,955

Net Income per share
Basic as reported	$0.33	$0.22	$0.54	$0.51

Basic—pro forma	$0.33	$0.21	$0.53	$0.51

Diluted as reported	$0.29	$0.21	$0.47	$0.48

Diluted—pro forma	$0.28	$0.21	$0.46	$0.47

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the pro forma compensation costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Risk-free interest rate	2.92%	4.05%	2.56%	3.90%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	3.0	4.0	3.05	4.0
Volatility	88%	82%	94%	83%

The weighted-average estimated fair value of options granted was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Weighted average fair value	$5.52	$16.56	$7.19	$15.77

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	As of December 31, 2004	As of September 30, 2005
	(in thousands)
Type of Security:
Short-term instruments	$24,368	$109,229
Corporate debt securities with maturities of less than one year	58,962	82,698
Municipal securities with maturities of less than one year	75,460	61,718
U.S. government securities with maturities of less than one year	8,412	31,306

Total short-term investments	167,202	284,951

Corporate debt securities with maturities between one and three years	15,015	33,882
Municipal securities with maturities between one and three years	12,011	2,001
U.S. government securities with maturities between one and three years	1,491	27,061

Total long-term investments	28,517	62,944

	$195,719	$347,895

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. At December 31, 2004 and September 30, 2005, the gross unrealized loss on available-for-sale securities totaled $142,000 and $1,225,000, respectively. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense. Realized losses were approximately $13,000 for the three and nine months ended September 30, 2005, respectively. The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	As of December 31, 2004	As of September 30, 2005
	(in thousands)
Materials and components	$1,398	$1,089
Inventories and costs related to long-term contracts	1,257	174
Deferred costs of revenues	35,325	21,508

	$37,980	$22,771

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to cost of revenues at the time revenue is recognized. The long-term component of inventory and contract related costs of $2,126,000 and $1,582,000 at December 31, 2004 and September 30, 2005, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 10).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$20,445	$20,104	$32,671	$44,617

Denominator:
Denominator for basic net income per share—weighted average shares	61,493	92,399	60,501	86,868
Dilutive potential common stock
Stock options	9,494	3,680	9,044	6,509

Denominator for diluted net income per share—adjusted weighted average shares	70,987	96,079	69,545	93,377

Basic net income per share	$0.33	$0.22	$0.54	$0.51

Diluted net income per share	$0.29	$0.21	$0.47	$0.48

During the three and nine months ended September 30, 2005, options to purchase 14,000 and 85,000 shares of common stock were outstanding as of September 30, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands)		(In thousands)
Net income	$20,445	$20,104	$32,671	$44,617
Other comprehensive income (loss):
Change in unrealized loss, net of tax	—	(128)	—	(608)
Change in foreign currency translation adjustment	1	7	(40)	(94)

Total comprehensive income	$20,446	$19,983	$32,631	$43,915

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

During the three and nine months ended September 30, 2005, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded stock-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the financial statements is credited to additional paid-in capital.

During the nine months ended September 30, 2005, a total of 7,868,208 stock options were exercised resulting in net proceeds to the Company of $3,517,000. As a result of the disqualifying dispositions of incentive stock options during the three and nine months ended September 30, 2005, the Company recorded tax benefits from stock option transactions which totaled approximately $10.9 million and $60.1 million, respectively, as a credit to additional paid-in capital. Additionally, as a result of the tax benefits from stock option transactions, the Company recorded a $39.7 million increase in the deferred tax asset balance as of September 30, 2005. The Company’s effective tax rates for the three and nine months ended September 30, 2005 were less than the statutory rate primarily as a result of the tax benefit resulting from the disqualifying dispositions and research and development tax credits.

Note 9. Pro Forma Net Income and Pro Forma Net Income Per Share

Pro forma net income reflects the income tax expense that would have been reported by the Company had it been subject to income taxes at the corporate level during the three and nine months ended September 30, 2004.

Pro forma net income per share is computed by dividing the pro forma net income available to common stockholders for the period by the weighted average number of shares of common shares and potentially dilutive common shares outstanding during the period.

Note 10. Deferred Revenues and Deferred Costs

In the third quarter of 2004, the Company entered into contracts with a total value of approximately $54 million with the National Electoral Council (“CNE”) of Venezuela. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the October 15, 2004 Venezuela national election. The estimated value of the lease component of approximately $7.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of fiscal 2004. Because vendor-specific objective evidence (“VSOE”) of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component was amortized over the life of the contracts. During the three and nine months ended September 30, 2004, the Company recognized approximately $15.0 million of revenue related to these contracts. During the three and nine months ended September 30, 2005, the Company recognized approximately $3.9 million and $27.6 million of revenue, respectively, representing the ratable recognition of the total remaining value of the contracts over the one-year maintenance period. As of September 30, 2005, all revenue and costs associated with these contracts have been recognized.

In the fourth quarter of 2004, the Company entered into a contract with a total value of approximately $20.2 million with the CNE. The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the October 31, 2004 Venezuela regional elections. The estimated value of the lease component of approximately $3.7 million, which was based upon an independent valuation, was recognized as revenue in the fourth quarter of fiscal 2004. Because VSOE of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contract. During the three and nine months ended September 30, 2005, the Company recognized approximately $4.2 million and $12.3 million, respectively, of revenue representing the ratable recognition of the total remaining value of the contract over the one-year maintenance period. The remaining $1.4 million of the contract value is included in deferred revenue at September 30, 2005. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In the second quarter of 2005, the Company entered into contracts with a total value of approximately $31.8 million with the CNE. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated value of the lease component of approximately $3.0 million, which was based upon an independent valuation and relative fair value analysis of the contract components, was recognized as revenue in the third quarter of fiscal 2005. Because VSOE of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component will be amortized over the life of the contract once all software deliverables have been accepted by the customer. As of September 30, 2005, the Company has not completed all software deliverables required under the contract with CNE; therefore, no revenue in excess of the fair value of the lease component was recognized during the three and nine months ended September 30, 2005. As of September 30, 2005, deferred revenue related to this contract totaled $25.9 million. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $15 million with a domestic customer to provide a customized AFIS solution for which VSOE of the maintenance element did not exist. Revenue from this contract is being recognized ratably over the contractual maintenance period of five years, commencing upon the acceptance of the AFIS solution by the customer in October 2003. During the three and nine months ended September 30, 2004, the Company recognized $707,000 and $2.1 million of revenue related to this contract, respectively. During the three and nine months ended September 30, 2005, the Company recognized $707,000 and $2.1 million of revenue related to this contract, respectively. As of December 31, 2004 and September 30, 2005, deferred revenue related to this contract totaled approximately $9.3 million and $7.6 million, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the remaining contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $10 million with a domestic customer to provide a customized AFIS solution. This contract includes provisions that could require a refund of the entire contract value in the event of non-performance by the Company during the contract term. As a result of the refund provision, in accordance with of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” the Company is deferring recognition of revenue from the contract until the expiration of the refund provision, which is expected to expire in the quarter ending December 31, 2005. As of December 31, 2004 and September 30, 2005, deferred revenue related to this contract totaled approximately $6.5 million and $6.8 million, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues upon the expiration of the refund provisions.

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

Note 12. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three Months Ended September 30, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$17,721	$49	$3	$2,160	$19,933
Maintenance and services revenues	2,898	333	284	—	3,515

Total	$20,619	$382	$287	$2,160	$23,448

	Three Months Ended September 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$31,278	$846	$842	$—	$32,966
Maintenance and services revenues	4,702	401	175	201	5,479

Total	$35,980	$1,247	$1,017	$201	$38,445

	Nine Months Ended September 30, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$38,258	$3,851	$443	$3,696	$46,248
Maintenance and services revenues	8,195	840	625	—	9,660

Total	$46,453	$4,691	$1,068	$3,696	$55,908

	Nine Months Ended September 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$94,806	$927	$2,670	$1,900	$100,303
Maintenance and services revenues	10,980	1,496	449	412	13,337

Total	$105,786	$2,423	$3,119	$2,312	$113,640

At December 31, 2004 and September 30, 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $5,505,000 and $5,282,000, respectively. At December 31, 2004 and September 30, 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in foreign countries was approximately $2,974,000 and $1,991,000, respectively. At September 30, 2005, the Company’s intangible assets in the United States, net of accumulated amortization, were approximately $688,000.

Note 13. Public Offering

In June 2005, the Company completed an underwritten public offering of 12,650,000 shares of common stock (of which 4,000,000 shares were primary shares sold by the Company and 8,650,000 shares were secondary shares sold by selling stockholders), including the underwriters’ exercise of an over-allotment option to purchase up to 1,650,000 shares from a selling stockholder, at a price to the public of $25.50 per share. The Company raised a total of $102,000,000 in gross proceeds in the public offering. After deducting the underwriting discount of $4,335,000 and offering expenses of $896,000, net proceeds to the Company were $96,769,000.

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

Note 15. Subsequent Event

On September 29, 2005, the Company agreed to purchase a facility for $26.0 million in cash. The purchase of the property provides for the expansion of the Company’s workforce in Pasadena, California. The purchase was closed on October 7, 2005 at which time the total purchase price less a $1.0 million deposit was paid. As of September 30, 2005, the $1.0 million property deposit is reflected on the balance sheet as intangible and other assets.

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

Sources of Revenue

Revenues. We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator, or PMA, servers and other AFIS equipment, including work stations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. To a lesser extent, we generate product revenues from sales of our proprietary biometrics application specific integrated circuit, or ASIC, and biometrics products that incorporate our ASIC. Revenues from sales of our ASIC and products that incorporate our ASIC have historically been immaterial and accounted for less than 1% of our total revenue in both 2004 and the nine months ended September 30, 2005. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

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

Amortization of Deferred Stock-Based Compensation. In connection with the grant of stock options during the year ended December 31, 2004, and the nine months ended September 30, 2005, we recorded $17.9 million and $0 in deferred stock-based compensation within stockholders’ equity, respectively. Options issued during the year ended December 31, 2004 were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our initial public offering of the underlying shares of common stock involves subjective judgment and the consideration of a variety of factors, including our historical and anticipated operating results and the earnings and revenue multiples implicit in the trading prices of securities of comparable companies. Because there was no public market for our common stock prior to our initial public offering, the amount of the compensatory charge is not based on an objective measure such as the trading price of our common stock. For the nine months ended September 30, 2004 and 2005, we recognized expense for amortization of deferred stock compensation of $8.8 million and $4.8 million, respectively. As of September 30, 2005, we had an aggregate of $5.1 million of deferred stock-based compensation remaining to be amortized. This deferred compensation balance will be amortized as follows: $1.1 million in the remainder of 2005; $2.9 million in 2006; $1.0 million in 2007; and $61,000 in 2008. We are amortizing the deferred compensation on an accelerated basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited.

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

Application of Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to percentage-of-completion, bad debts, inventories, investments, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Consistent with Emerging Issues Task Force (“EITF”) EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the amount of revenue recognized from commissions where we are acting as an agent is the net amount after payments are made to the primary obligor responsible for delivering the services.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of September 30, 2005, our net deferred tax assets were approximately $54.5 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the first nine months of 2005, and for the remainder of 2005, has been and is expected to continue to be impacted as a result of the disqualifying disposition of incentive stock options and research and development tax credits. We expect our effective tax rate to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded stock-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements is credited to additional paid-in capital. As a result of the disqualifying dispositions of incentive stock options during the nine months ended September 30, 2005, the Company recorded a tax benefit from stock option transactions which totaled approximately $60.1 million as a credit to additional paid-in capital.

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

We account for stock options issued to non-employees, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” See “Recent Accounting Pronouncements.”

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Consolidated Statements of Operations Data:
Revenues:
Product revenues	85.0%	85.7%	82.7%	88.3%
Maintenance and services revenues	15.0	14.3	17.3	11.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	32.3	20.9	23.4	32.1
Cost of maintenance and services revenue	4.3	2.8	4.5	3.0
Amortization of deferred stock-based compensation	1.0	0.4	0.9	0.5

Total cost of revenues	37.6	24.1	28.8	35.6

Gross profit	62.4	75.9	71.2	64.4

Operating expenses:
Research and development	8.5	4.4	9.2	4.7
Selling and marketing	3.6	3.7	4.4	4.0
General and administrative	4.2	5.1	4.9	4.8
Amortization of deferred stock-based compensation	8.7	3.1	14.8	3.7

Total operating expenses	25.0	16.3	33.3	17.2

Income from operations	37.4	59.6	37.9	47.2
Income before income taxes	37.8	67.3	38.9	52.7
Income tax (benefit) provision	(49.4)	15.0	(19.5)	13.5

Net income	87.2%	52.3%	58.4%	39.2%

Comparison of Results for the Three Months Ended September 30, 2005 and 2004

Revenues. Revenues were $38.4 million for the three months ended September 30, 2005 compared to $23.4 million for the three months ended September 30, 2004. This substantial increase in revenues resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, the threat of terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $33.0 million for the three months ended September 30, 2005 compared to $19.9 million for the three months ended September 30, 2004. The $13.1 million increase in product revenues resulted primarily from additional orders for AFIS solutions from the DHS as well as sales to a number of other domestic and international customers partially offset by a decrease in revenues related to AFIS solutions delivered to the CNE. We experienced a significant increase in revenues from the DHS due to additional orders associated with the continued expansion of the US-VISIT program. During the three months ended September 30, 2005, we recognized revenue of approximately $11.1 million for AFIS solutions delivered to the CNE compared to $15.0 million in the third quarter of 2004. The decrease in revenue related to AFIS solutions delivered to the CNE is primarily attributed to the timing of revenue recognition relative to the lease component included in the contracts with CNE as well as timing relative to the ratable recognition of revenue. Maintenance and services revenues increased by 56% to $5.5 million for the three months ended September 30, 2005 from $3.5 million for the three months ended September 30, 2004. The $2.0 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales as well as to the generally increasing size of the installed base of customers who purchase maintenance. Additionally, maintenance and service revenues increased due to the receipt of purchase orders for maintenance renewals from government customers in the third quarter of 2005 for maintenance terms that commenced in a prior period.

Gross Profit. Gross profit as a percentage of revenues was 76.0% for the three months ended September 30, 2005 compared to 62.4% for the three months ended September 30, 2004. Amortization of deferred stock-based compensation included in cost of revenues decreased to $155,000 for the three months ended September 30, 2005 from $230,000 for the three months ended September 30, 2004, which accounted for less than one percentage point of revenues for the three months ended September 30, 2005 and approximately one percentage point of revenues for the three months ended September 30, 2004. Product gross margins were 75.5% for the three months ended September 30, 2005 compared to 61.7% for the three months ended September 30, 2004. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $50,000 and $67,000 for the three months ended September 30, 2005 and 2004, respectively, which reduced product gross margins by less than one percentage point for these respective periods. The increase in product gross margins was primarily due to product mix which was more weighted to higher margin AFIS PMA servers in the third quarter of 2005 compared to the third quarter of 2004 as well as the allocation of fixed overhead costs over a higher revenue base. Maintenance and services gross margins were 78.8% for the three months ended September 30, 2005 compared to 66.6% for the three months ended September 30, 2004. The increase in maintenance and services gross margins was primarily due to the receipt of purchase orders for maintenance renewals from government customers in the third quarter of 2005 which resulted in additional revenue as the maintenance term commenced in a prior period. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $105,000 and $163,000 for the three months ended September 30, 2005 and 2004, respectively, which reduced maintenance and service margins by approximately two percentage points for the three months ended September 30, 2005 and approximately five percentage points for the three months ended September 30, 2004.

Research and Development. Research and development expenses decreased to $1.7 million, or 4% of revenues, for the three months ended September 30, 2005 compared to $2.0 million, or 9% of revenues for the three months ended September 30, 2004. In the third quarter of 2004, research and development personnel were paid a one-time bonus as a result of the successful deployment of the full identification solution to the CNE. As a result of these bonuses paid to research and development personnel during the three months ended September 30, 2004, research and development expenses decreased for the three months ended September 30, 2005 compared to the same period in September 30, 2004. A decrease in travel and various other expenses for research and development personnel also contributed to the decrease in research and development expenses.

Selling and Marketing. Selling and marketing expenses increased to $1.4 million, or 4% of revenues, for the three months ended September 30, 2005 compared to $840,000, or 4% of revenues, for the three months ended September 30, 2004. The increase in absolute dollars was primarily due to an increase in compensation expenses of approximately $248,000 due to additional headcount in sales and marketing, an increase in consulting and professional service fees of approximately $128,000 to support increased business development and proposal activities as well as an increase in spending on marketing activity including trade show expenses and an increase in travel expenses related to an expanded customer base.

General and Administrative. General and administrative expenses increased to $2.0 million, or 5% of revenues, for the three months ended September 30, 2005 compared to $986,000 or 4% of revenues, for the three months ended September 30, 2004. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees of approximately $665,000 related primarily to meeting the requirements of the Sarbanes-Oxley Act of 2002, increases in board fees, directors and officers and business insurance costs and investor relations expenses of approximately $307,000, and increased compensation expenses of approximately $109,000 as a result of an increase in headcount in finance and accounting personnel.

Interest Income. We earned interest income of $2.6 million during the three months ended September 30, 2005 compared to $106,000 during the three months ended September 30, 2004. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds raised of approximately $228.6 million from our initial public offering in the third quarter of fiscal 2004 and $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $5.8 million, with an effective tax rate of 22.3%, during the three months ended September 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 22.3% for the three months ended September 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to outstanding incentive stock options. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place. During the three months ended September 30, 2004, we recognized a net income tax benefit of $11.6 million primarily as a result of the termination of our S Corporation status and the related recognition of previously unrecognized net deferred tax assets in the quarter ended September 30, 2004.

Comparison of Results for the Nine Months Ended September 30, 2005 and 2004

Revenues. Revenues were $113.6 million for the nine months ended September 30, 2005 compared to $55.9 million for the nine months ended September 30, 2004. This substantial increase in revenues resulted from a number of factors which are driving the growth in the market for AFIS solutions. These factors include the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, the threat of terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $100.3 million for the nine months ended September 30, 2005 compared to $46.2 million for the nine months ended September 30, 2004. The $54.1 million increase in product revenues resulted primarily from AFIS solutions delivered to the CNE, additional orders for AFIS solutions from the DHS as well as sales to a number of other domestic and international customers. We experienced a significant increase in revenues from the DHS due to additional orders associated with the continued expansion of the US-VISIT program. During the nine months ended September 30, 2005, we recognized revenue of approximately $43.0 million for AFIS solutions delivered to the CNE compared to $15.0 million for the nine months ended September 30, 2004. The increase in revenue related to AFIS solutions delivered to the CNE is primarily attributed to the continued business generated from the CNE with the initial contract entered into in the third quarter of 2004 and subsequent contracts entered into in the fourth quarter of 2004 and second quarter of 2005. Maintenance and services revenues increased by 38% to $13.3 million for the nine months ended September 30, 2005 from $9.7 million for the nine months ended September 30, 2004. The $3.6 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales as well as to the generally increasing size of the installed base of customers who purchase maintenance. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the nine months ended September 30, 2005 in comparison to the nine months ended September 30, 2004.

Gross Profit. Gross profit as a percentage of revenues was 64.4% for the nine months ended September 30, 2005 compared to 71.1% for the nine months ended September 30, 2004. Amortization of deferred stock-based compensation included in cost of revenues increased to $542,000 for the nine months ended September 30, 2005 from $500,000 for the nine months ended September 30, 2004, which accounted for less than one percentage point of revenues for the nine months ended September 30, 2005 and approximately one percentage point for the nine months ended September 30, 2004. Product gross margins were 63.5% for the nine months ended September 30, 2005 compared to 71.4% for the nine months ended September 30, 2004. The portion of deferred stock-based compensation included in cost of revenues related to product cost of revenues was $187,000 and $144,000 for the nine months ended September 30, 2005 and 2004, respectively, which reduced product gross margins by less than one percentage point for these respective periods. The decrease in product gross margins was primarily due to lower gross margins associated with our significant AFIS installations, particularly the CNE contracts, resulting from the resale of third party hardware, which was partially offset by the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $36.5 million for the nine months ended September 30, 2005 from $13.1 million for the nine months ended September 30, 2004. Maintenance and services gross margins were 71.8% for the nine months ended September 30, 2005 compared to 70.0% for the nine months ended September 30, 2004. The portion of deferred stock-based compensation included in cost of revenues related to maintenance and services cost of revenues was $355,000 and $356,000 for the nine months ended September 30, 2005 and 2004, respectively, which reduced maintenance and service margins by approximately three percentage points for the nine months ended September 30, 2005 and approximately four percentage points for the nine months ended September 30, 2004. Costs of maintenance and service revenues increased to $3.4 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004.

Research and Development. Research and development expenses increased to $5.4 million, or 5% of revenues, for the nine months ended September 30, 2005 compared to $5.2 million, or 9% of revenues for the nine months ended September 30, 2004. The increase was primarily due to an increase in compensation costs of approximately $178,000 for the nine months ended September 30, 2005 compared to September 30, 2004.

Selling and Marketing. Selling and marketing expenses increased to $4.5 million, or 4% of revenues, for the nine months ended September 30, 2005 compared to $2.4 million, or 4% of revenues, for the nine months ended September 30, 2004. The increase in absolute dollars was primarily due to an increase in consulting and professional service fees of approximately $812,000 to support increased business development and proposal activities, increased compensation costs of approximately $643,000 due to increased headcount in sales and marketing, an increase in travel costs related to an expanded customer base and increased marketing and promotional activities.

General and Administrative. General and administrative expenses increased to $5.4 million, or 5% of revenues, for the nine months ended September 30, 2005 compared to $2.7 million, or 5% of revenues, for the nine months ended September 30, 2004. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees of approximately $1.2 million related primarily to meeting the requirements of the Sarbanes-Oxley Act of 2002, increases in board fees, directors and officers and business insurance costs and investor relations expenses of approximately $690,000, and increased compensation expenses of approximately $458,000 as a result of an increase in headcount in finance and accounting personnel.

Interest Income. We earned interest income of $5.5 million during the nine months ended September 30, 2005 compared to $196,000 during the nine months ended September 30, 2004. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds raised of approximately $228.6 million from our initial public offering in the third quarter of fiscal 2004 and approximately $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Other, net. During the nine months ended September 30, 2005, we recorded other income of $284,000 primarily related to receipt of a payment to the Company for royalty obligations under a settlement agreement. Additionally, the net amount for amortization of discounts and premiums related to our investments in marketable securities also contributed to other income during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we recorded other income of $362,000 related to receipt of a dividend from an equity investment in China.

Income Tax Provision. We recognized an income tax provision of $15.3 million, with an effective tax rate of 25.5%, during the nine months ended September 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 25.5% for the nine months ended September 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to outstanding incentive stock options. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place. During the nine months ended September 30, 2004, we recorded a net income tax benefit of $10.9 million primarily as a result of the termination of our S Corporation status and the related recognition of previously unrecognized net deferred tax assets in the quarter ended September 30, 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations and since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 in a subsequent public offering in June 2005. As of September 30, 2005, we had $19.6 million in cash and cash equivalents and $347.9 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash provided by operating activities was $46.1 million and $44.3 million in the nine months ended September 30, 2005 and 2004, respectively. The cash provided by operating activities during the nine months ended September 30, 2005 primarily resulted from net income of $44.6 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred stock-based compensation of $4.6 million and the tax benefit from stock option transactions of $60.1 million, a decrease in inventory and contract related costs (including deferred cost of sales) of $15.5 million and an increase in accrued expenses of $6.0 million. These items were partially offset by a decrease in deferred revenues of $16.6 million, an increase in billed accounts receivable of $17.9 million, an increase in deferred income taxes of $40.2 million, an increase in prepaid expenses and other current assets of $5.8 million and a decrease in income taxes payable of $5.6 million.

For the nine months ended September 30, 2005 and 2004, cash used in investing activities was $154.6 million and $6.3 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities, changes in the restricted cash balance and capital expenditures, which consisted primarily of computer equipment and software for our engineering and service and information technology departments. Additionally, during the nine months ended September 30, 2005, we paid $750,000 for the purchase of patents and paid a deposit of $1.0 million for the purchase a property in Pasadena.

For the nine months ended September 30, 2005 and 2004, cash provided by financing activities was $101.1 million and $151.1 million, respectively. For the nine months ended September 30, 2005, cash provided by financing activities resulted primarily from the net proceeds of $96.8 million from the Company’s public offering in June 2005 and the proceeds collected related to the exercise of employee stock options totaling $3.5 million and purchase of shares under the Company’s employee stock purchase plan totaling $801,000. For the nine months ended September 30, 2004, cash provided by financing activities consisted of $228.9 million in net proceeds from our initial public offering in September 2004 and $42,000 in proceeds from the exercise of stock options partially offset by $77.8 million of cash distributions to our previous stockholders including dividends paid to our previous stockholders.

Effective October 2005, we purchased a property in Pasadena for $26.0 million to provide for the expansion of our workforce. It is likely that the development of such acquired property will require an expenditure of a material amount of capital resources. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” certain debt and equity securities within the scope of SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. However, implementation guidance related to this consensus was requested. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1 and 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company continues to assess the potential impact that the adoption of this FSP could have on its financial statements.

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (“SFAS 123R”). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after September 15, 2005, which is January 1, 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although the Company has not completed its analysis, it is anticipated that the expense related to stock options will increase under the new pronouncement, however, it cannot be quantified at this time.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe SFAS No. 151 will have a significant impact on the Company’s consolidated results of operations or financial position.

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

In 2004 and for the nine months ended September 30, 2005, we derived 71% and 76%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted for 71% of revenues in 2004, including the DHS and the CNE, which accounted for 25% and 38% of revenues, respectively. In the nine months ended September 30, 2005, the DHS and the CNE collectively accounted for 76% of revenues for that period, or 38% and 38%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2004 and for the nine months ended September 30, 2005, we derived 44% and 54%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 79% of our revenues in 2004 and 46% of our revenues for the nine months ended September 30, 2005 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2004 and for the nine months ended September 30, 2005, sales to customers in these markets accounted for 99% of our revenues. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 56% of our outstanding common stock as of September 30, 2005. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

In 2004 and for the nine months ended September 30, 2005, revenues outside of the Americas accounted for approximately 15% and 7%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Ming Hsieh, who was our sole stockholder prior to the sale of the shares in our initial public offering, continues to hold a substantial number of shares of our common stock. Sales by Mr. Hsieh of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our June 2005 public offering, Mr. Hsieh entered into a contractual lock-up agreement with respect to sales, offers to sell, and other transfers or transactions relating to our common stock. The term of this lock-up agreement will extend to the end of calendar year 2005. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. may, in their sole discretion, release Mr. Hsieh from these restrictions prior to the expiration of his lock-up agreement.

Other than the shares subject to the lock-up agreement described above, all of our outstanding shares are eligible for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act. Also, shares subject to outstanding options and rights under our 2000 Stock Option Plan and 2004 Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

As of September 30, 2005, we had used approximately $65.5 million of the net proceeds of the offering to fund the final dividend of our undistributed accumulated S Corporation earnings to our stockholder of report prior to our initial public offering. We had also used approximately $73.1 million to fund operating expenses. The remaining net proceeds of the offering were used to purchase marketable securities.

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

Date: November 14, 2005