Form 10-K
period 2005-12-31
Cogent, Inc.
filed 2006-03-15
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2005 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $1,297,322,678.*

As of March 1, 2006, there were 93,932,860 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

COGENT, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2005

TRADEMARKS

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

We were incorporated in California in April 1990 and reincorporated in Delaware in May 2004

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

Industry Background

Authentication and Identification of Individuals Plays an Important Role in Society

Effectively authenticating and identifying individuals is critical to the safety and integrity of transactions, communications, travel and life in today’s society. Security breaches and frauds resulting from failures in authentication and identification systems can cause economic harm and loss of life. As a result of growing public awareness of security and economic risks, people are becoming increasingly willing to submit to security checks and other identity verification procedures. Authentication of an individual’s identity is necessary when governments, law enforcement agencies and other organizations need to confirm that an individual is who he claims to be. This necessity arises, for example, when a traveler enters a foreign country, a citizen votes, a suspect is arrested, an individual withdraws money from an ATM, a consumer purchases an item on the Internet or an employee seeks access to a restricted area. To authenticate the individual’s claimed identity in these types of scenarios, organizations traditionally implement processes to examine the individual’s credentials, such as signatures, drivers’ licenses, passports, access cards, PINs or passwords. If the authentication process indicates that the credentials are invalid or if there are no credentials to examine, such as when an unknown person leaves evidence fingerprints, known as latents, at a crime scene, organizations frequently initiate an identification process to determine the individual’s identity.

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

Fingerprints have been, and we believe will continue to be, the most widely used biometric because they are relatively simple to capture, either voluntarily or from latents at crime scenes, are relatively non-intrusive and benefit from a substantial existing infrastructure that employs fingerprints for identification. Governments and law enforcement agencies around the world have already created vast databases of fingerprints and the American National Standard Institute and the National Institute of Standards and Technology have standardized a common format, called ANSI/NIST, which is used to describe, classify and share fingerprints. According to the FBI, its criminal database alone contains the fingerprints of more than 47 million individuals. In addition, the United States Department of Homeland Security projects that its database will contain the fingerprints of approximately 72 million individuals by the end of 2006. Other organizations throughout the world, including foreign governments and law enforcement agencies, other U.S. government agencies such as the National Association of Securities Dealers and the Department of State, and the approximately 15,000 state and local law enforcement agencies in the United States, also have established large fingerprint databases, and these databases are continuing to grow.

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

The diagram below represents a typical, full scale AFIS architecture:

Significant Growth Expected in the AFIS Market

The widespread deployment of AFIS and the development of biometric technologies to support the AFIS market have been among the biggest contributors to the growth of the biometrics industry. This growth is being driven by the increase in the worldwide demand for elevated security measures and a general increase in willingness for people to submit to security checks and other identity verification procedures. In response to this demand, the United States has significantly increased spending on security measures. Governments worldwide are establishing agencies and departments focused on security, such as the formation of the Department of Homeland Security, or DHS, which integrated numerous existing agencies and formed a single department with the mission of protecting the United States against terrorism. Governments have also announced initiatives mandating heightened security measures and recommending or requiring the use of biometrics technology as part of the overall security solution. As a result, government agencies have indicated that they will make significant investments in information technology, including biometrics, to fulfill their missions.

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

Significant Growth Expected in the Market for Other Fingerprint Biometrics Products and Solutions

In addition to AFIS, the market for other fingerprint biometrics solutions is expected to increase. Advances in AFIS technology and widespread deployment of AFIS are resulting in both increased public awareness and acceptance of biometrics solutions and the establishment of an infrastructure that we believe will expedite the adoption of other fingerprint biometrics solutions. As a result of the advances necessitated by the development of the AFIS market, fingerprint biometrics solutions have become much more sophisticated and capable of application in a number of other environments. Several initiatives requiring increased spending on other fingerprint biometrics solutions have already begun. For example, numerous foreign jurisdictions around the world have begun to establish national identification card programs, which will require the issuance of smart ID cards with embedded fingerprint information for each citizen. Foreign jurisdictions such as Hong Kong, Italy, Morocco, the United Kingdom and Thailand have implemented or are in the process of implementing national identification programs. In addition, countries such as Venezuela have begun to use fingerprint biometrics systems to streamline the voting process and prevent fraud in local and national elections. Moreover, consumers have also begun to embrace biometrics authentication, particularly for the purposes of providing increased security on laptops, cell phones and other smart handheld devices that are beginning to store increasing amounts of personal information.

Governments, Law Enforcement Agencies and Other Organizations Face Challenges in Implementing Successful Fingerprint Biometrics Solutions

To satisfy the evolving needs of the AFIS market and the emerging market for other fingerprint biometrics solutions, vendors must deliver systems that achieve increasingly high levels of both accuracy and performance in a cost-effective and scalable manner. Many existing solutions are challenged in their ability to meet these needs because they are limited by the following problems:

•

Inaccuracy. Accuracy rates of AFIS solutions are measured in two ways: detection failure rates and false positive rates. Detection failures occur when an AFIS fails to match a submitted fingerprint against a matching fingerprint in the database. A false positive occurs when a fingerprint is incorrectly matched to a fingerprint in the database. Many AFIS solutions have a relatively high detection failure rate, particularly when tenprints are not available, due to the use of binning and a limited ability to use fingerprints with poor image quality. Classification binning relies heavily on data supplied by a full tenprint, and errors made in the binning process can also cause detection failures. Classification errors are particularly problematic for systems that attempt to search flat fingerprints because they are frequently binned differently from rolled fingerprints, even when the prints belong to the same person. Because the quality of fingerprint images stored as minutiae datasets in databases is highly variable, existing AFIS have difficulty matching against poorer quality images. This makes it difficult for existing systems to effectively match against digitized versions of older fingerprint cards, poorer quality latents taken at crime scenes and fingerprints that were improperly taken at law enforcement or government agencies.

•	Performance Constraints. To address heightened security requirements, organizations are beginning to perform biometric authentication checks in areas of high traffic, such as election polls, airports, embassies or state/country borders, where it is more challenging to capture full tenprints. In these environments, fast capture and response times are required. Moreover, many AFIS use binning to try to expedite response times, but AFIS that use binning are ineffective at delivering accurate search results in a timely manner when the subject submits less than a full tenprint, as binning under such circumstances eliminates much less of the database and necessitates a broader and more time-consuming search.

•	High Costs and Lack of Linear Scalability and Flexibility. In addition, integration of these biometric products and solutions with existing networks and infrastructure can be costly and complex. As databases and the number of searches grow, governments, law enforcement agencies and other organizations need flexible systems that can be scaled in a linear and cost-effective manner. Using most existing fingerprint biometrics solutions, governments, law enforcement agencies and other organizations have had to purchase multiple costly servers to assemble the requisite processing power to achieve acceptable response times and accuracy rates, and these large server deployments are complex and costly to manage on an ongoing basis.

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

High Accuracy Rates. We believe our solutions enable our AFIS customers to search large databases with industry leading accuracy and performance. In an April 2005 study published by the National Institute of Standards and Technology evaluating the accuracy of 1:1 matching, our solution was rated the most accurate. A key factor in our ability to achieve these accuracy rates is our approach of searching the entire database rather than relying on binning like most other AFIS. As a result, our solutions do not suffer from binning errors, and we can more effectively search both flat and rolled prints, which leads to increased accuracy. Moreover, because our software reflects our over fifteen years of research and development on neural network, fluid dynamics and advanced image processing principles, we are able to extract more minutiae from lower quality fingerprints to minimize detection failures and false positives.

High Performance. Our solutions deliver high performance and enable rapid response times when searching large databases while still maintaining a high degree of accuracy. Our PMA servers accelerate the processing capability of standard server architectures and can compare over two million fingerprints per second per PMA server. We achieve this performance level by implementing our advanced search algorithms and our proprietary Data Flow technology, which enables massively parallel processing on our PMA servers to eliminate the need for binning. Because we do not need to bin, our solutions can rapidly search based on any number of prints. Furthermore, our PMA servers can be easily clustered together, which enables customers to employ multiple servers in an integrated solution and achieve throughput levels that scale with their needs. Our rapid response times enable our customers to deploy our systems in high traffic areas where real-time authentication or identification based on flat prints is critical.

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

Products and Services

We offer biometrics solutions to the government sector, which consists of federal, state, local and foreign governments and agencies, including immigration/border control agencies, electoral commissions and law enforcement agencies and the market for other fingerprint biometric solutions, which are emerging applications primarily for the commercial sector. Our products for the government sector are principally AFIS solutions, and our products for the commercial sector, which generated less than 1% of our revenues for 2005, are other fingerprint biometric solutions principally based on our proprietary application specific integrated circuit, or ASIC, technology. At the core of each of our products is our proprietary Image Flow Processing, Data Flow Computing and Information Fusion software.

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

We offer two primary AFIS solutions, each of which incorporates our PMAs and our live-scan devices:

Cogent Automated Fingerprint Identification System. CAFIS is our full-function, networked AFIS solution for local, regional and national systems. While each CAFIS deployment is unique to the customer due to its specific design and integration requirements, all such deployments employ our proprietary software, and the larger deployments rely significantly on our PMA servers. We believe that CAFIS is one of the most accurate systems in the world for twoprint, tenprint, latent and palm print searches.

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

Cogent Live-ID. Our Live-ID AFIS solution enables our customers to rapidly identify individuals who submit their fingerprints for border crossings, background checks, fraud prevention, criminal investigation, document identification, voting stations and other activities where security is a concern. Live-ID has been deployed in many demanding environments, including the US-VISIT program and the Venezuelan elections. As a result of our powerful searching and matching technology and the improved feature extraction from our image capture technology, Live-ID provides a rapid and efficient identification solution using only two flat fingerprints. Our Live-ID system can be configured to run on hand-held devices, notebook computers, stand-alone workstations and enterprise systems serving users in a vast network of sites. Live-ID can be implemented on platforms operating under UNIX, Windows and Linux, enabling users to submit search transactions and receive results with a standard web browser. Live-ID can also be used in non-governmental environments to provide authentication of an individual’s identity for a variety of transactions, including e-commerce applications.

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

AFIS Products

We offer two key products in our AFIS solutions deployments:

Programmable Matching Accelerator Servers. Our proprietary PMA server is a high-speed image matching server at the core of a customer’s AFIS or Live-ID system that can support search speeds of up to two million print comparisons per second per server. These speeds, which are made possible by the integration of our proprietary software with our advanced design PMAs, are necessary to adequately address the needs of customers that require real-time identification results when searching databases containing thousands to millions of records.

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

ASIC Applications

Our proprietary ASIC is designed to perform biometric image processing and matching for both fingerprints and facial images for the commercial sector. Based on a microprocessor core, our proprietary ASIC incorporates a powerful two-dimensional digital signal processing engine and supports memory bus interfaces with synchronous dynamic random access memory, read-only memory, flash memory and static random access memory devices. Our proprietary ASIC is typically delivered as part of our proprietary Identification Module, which is a stand-alone image processing and biometric matching unit designed for applications requiring biometric identification and authentication. To provide maximum flexibility for integrating the Identification Module with a variety of user applications, the module supports a number of fingerprint sensor options, including silicon sensors and optical sensors and communication interface options, as well as magnetic stripe card, contact smart card and contactless smart card readers.

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

National Identification Card Programs. Numerous foreign jurisdictions around the world have begun to establish national identification card programs, which will require the issuance of smart ID cards with embedded fingerprint information. Foreign jurisdictions such as Hong Kong, Italy, Morocco, the United Kingdom and

Thailand have implemented or are in the process of implementing national identification programs. In addition, countries such as Venezuela have begun to use fingerprint biometrics systems to streamline the voting process and prevent fraud in local and national elections. Many of these programs involve enrolling citizens in a database and issuing each citizen an identification card, some of which are smart cards that contain a chip, such as our proprietary ASIC, that has a digital template of fingerprints embedded in it. This information can be accessed and matched against a real-time scan of a citizen’s finger to enable real-time authentication of the citizen’s identity for a variety of purposes. Our proprietary ASIC is currently used in the Hong Kong Smart Identity Card Program.

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

Pay By Touch Payment System. We have entered into an agreement with Pay By Touch under which Pay By Touch sells biometric payment processing systems that are powered by our proprietary ASIC. These systems allow shoppers to pay for purchases using a finger scan to access their financial accounts.

Technology

We developed our proprietary technology through an extensive research and development program focused on innovative algorithms for image processing and biometric identification. These highly complex matching algorithms are the core of our technology, and we have optimized the hardware deployed in our customers’ systems to run these algorithms efficiently. Our engineers have extensive expertise in matching algorithms, image enhancement, image compression, fuzzy mathematics, morphology, neural networks, security, encryption, communications, data mining and data fusion. By leveraging this expertise over our fifteen year history, we have developed advanced algorithms for statistical pattern recognition, structural pattern recognition, random process modeling and error and distortion modeling.

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

The design of our PMA boards also manifests our Data Flow technology. The PMA board design features extremely high input/output bandwidth to process the database using a massively parallel and hyper-pipeline architecture implemented on a single card that plugs into a standard interface on a commercially available server. Our PMA servers have been designed to support the high-speed capabilities of the Data Flow algorithms and provide scalable matching units that can individually perform two million fingerprint comparisons per second. For every transaction, our PMA server initializes the search engine by loading the search fingerprint minutiae data to the search engine. The PMA server continues sending the fingerprint minutiae data to the data pipe of the search engine while the search engine data pipe is not full.

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

Customers

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. Revenues from the sale of our solutions to the National Electoral Council of Venzuela (CNE) were 38% and 38% of total revenues during the years ended December 31, 2005 and 2004, respectively. Revenues from the sale of our solutions to the Department of Homeland Security were 37% and 32% of total revenues during the years ended December 31, 2005 and 2004, respectively.

Sales and Marketing

We market our AFIS solutions and other fingerprint biometrics solutions directly to end-users and indirectly through prime contractors. We market our proprietary ASIC device indirectly through OEMs, resellers and distributors. As of December 31, 2005, we employed 16 individuals who were involved in our sales and marketing efforts.

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

Samsung Semiconductor, Inc. fabricates our proprietary ASIC wafers in Asia. Various subcontractors perform assembly, packaging and testing of our ASICs, allowing us to purchase and receive only finished ASIC product. We maintain a manufacturing facility in Shenzhen, China where we manufacture and assemble consumer and commercial products that incorporate our proprietary ASIC. Approximately 32 employees oversee the manufacturing process, and we have a quality assurance strategy in place that provides quality control audits from these employees. Certain components of our products that are manufactured in Shenzhen are outsourced to contract partners, none of which are sole source suppliers. We also store and distribute our inventory of consumer and commercial products from the Shenzhen facility. All design, engineering, customization and development of these products are done at our facility in South Pasadena.

Most component parts used in our products are standard off-the-shelf items, which are, or can be, purchased from two or more sources. In addition to Samsung, IBM and Hewlett-Packard, we utilize products from suppliers such as Sun Microsystems and Dell Computer, which provide computer workstations, Smith Heimann Biometrics, Identix and Cross Match Technologies, which provide live-scans, Oracle, Informix, Sybase and Microsoft, who supply database software and Atmel, which supplies sensors. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could disrupt our ability to meet customer demands or reduce our gross margins.

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

Competition

The market for biometric solutions is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. A significant number of established companies have developed or are developing and marketing software and hardware for biometric products and applications that currently compete or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions, and traditional key, card, surveillance and password systems. Many of our competitors have significantly more financial and other resources than we do. We believe that additional competitors will continue to enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase in the near term. We sometimes compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us. Our current principal competitors include:

•	diversified technology providers, such as Motorola, Inc. (through its Motorola Business Solutions division), NEC and Sagem (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies, Identix and Smith Heimann Biometrics;

•	prime government contractors such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometrics solutions, such as AuthenTec, BioScrypt, Dermalog and UPEK.

We believe the principal competitive factors in the market for complete AFIS solutions include the following:

•	accuracy of matching;

•	speed of matching;

•	total cost of system ownership, including initial costs and ongoing maintenance and support;

•	customization;

•	scalability that enables rapid and accurate matching in extremely large databases; and

•	quality of service and support.

We believe the principal competitive factors in the market for other fingerprint biometric solutions include the following:

•	degree of security provided;

•	ease of use;

•	functionality;

•	price;

•	size; and

•	reliability.

We believe that we compete favorably with our competitors in both of the above markets on the basis of the aforementioned factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog also includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2005 and 2004, our total backlog was approximately $133 million and $127 million, respectively. The amount of backlog at December 31, 2005 that is not expected to be filled in 2006 is approximately $58 million.

We cannot assure you that we will realize revenue from our entire backlog or as to timing thereof. In 2005, we derived 55% of our revenues from the sale of our solutions either directly or indirectly to U.S. government agencies pursuant to government contracts. Many of these contracts are subject to re-negotiation, budget constraints and termination at the option of the customer. In addition, a significant portion of our revenue is not recognized upon shipment, but is recognized only upon customer acceptance of our systems or over the term of our contracts under the percentage-of-completion method.

Research and Development

We engage in substantial research and development to advance our core products and develop new products. We conduct research on algorithm development, hardware development, system engineering and architecture, industry standards, technology integration, user productivity features and performance enhancement. We also invest substantial resources in commercializing the technology that we develop in our research and development efforts into products that meet the needs of our customers. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Our research and development expense was $7.2 million in 2005, $6.9 million in 2004 and $5.7 million in 2003.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. The core technology used in our products and solutions is not the subject of any patent or copyright protection. We have two issued patents on technology related to optical sensors and image reconstructions for the commercial markets. We also rely primarily on a portfolio of intellectual property rights, both foreign and domestic, including trade secrets, trademarks, contractual provisions, patent applications and licenses to protect our intellectual property. Our registered trademarks relate to Cogent Systems, BioGate, Live-ID and PMA. Our two pending patent applications relate to our Data Flow and Information Fusion technology.

If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business would thus be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, our patents, or any other patents that may be issued to us in the future, may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country where we market our solutions. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and domestic and international mechanisms for enforcement of intellectual property rights in those countries may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology.

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

Employees

As of December 31, 2005, we employed 164 full-time employees, including 70 in research and development, 58 in operations and engineering services, 16 in sales and marketing and 20 in general and administration. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”). We make available on our website under “Investor Relations/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.cogentsystems.com. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Item 1A. Risk Factors

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

In 2004 and 2005, we derived 71% and 69%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted for 71% of revenues in 2004, including the DHS and the CNE, which accounted for 25% and 38% of revenues, respectively. In 2005, the DHS and the CNE collectively accounted for 69% of revenues, or 31% and 38%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2004 and 2005, we derived 44% and 54.5%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	diversified technology providers such as Motorola, Inc. (thorough its Motorola Biometrics Solutions division), NEC and Sagem (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies, Identix and Smith Heimann Biometrics;

•	prime government contractors, such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometric solutions, such as AuthenTec, BioScrypt, Dermalog and UPEK.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. In connection with the audit of our financial statements for the year ended December 31, 2005, we identified material weaknesses in our controls related to the recognition of revenue and the preparation of our statement of cash flows. There can be no assurance that our controls over financial processes and reporting will be effective in the future. For more information, see Item 9A of this Annual Report on Form 10-K.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 79% of our revenues in 2004 and 53% of our revenues in 2005 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. Sales to customers in these markets accounted for 99% of our revenues in both 2004 and in 2005. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

Termination of all or some of our backlog of orders could negatively affect our sales.

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2005 and 2004, our total backlog was approximately $133 million and $127 million, respectively. The amount of backlog at December 31, 2005 that is not expected to be filled in 2006 is approximately $58 million.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 54.8% of our outstanding common stock as of December 31, 2005. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

During each of the years ended December 31, 2004 and December 31, 2005, revenues outside of the Americas accounted for approximately 15% and 6%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change of control of our company that our stockholders might consider favorable. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our charter documents may make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction could cause stockholders to lose a substantial premium over the then current market price of their shares.

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

All of our outstanding shares are eligible for sale in the public market, subject in certain cases to volume limitations under Rule 144 of the Securities Act of 1933, as amended. Also, shares subject to outstanding options and rights under our 2000 Stock Option Plan and 2004 Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

In addition, Ming Hsieh, who was our sole stockholder prior to our initial public offering, continues to hold a substantial number of shares of our common stock. Sales by Mr. Hsieh of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupy approximately 20,074 square feet in South Pasadena, California in a building we purchased in 1997. We also lease properties in Reston, Virginia, Dublin, Ohio, London, U.K., Vienna, Austria and Taipei, Taiwan for use as local project management and business development offices. The size and location of these properties changes from time to time based on business requirements. We lease a manufacturing facility in Shenzhen, China. In October 2005, we purchased a 151,000 square foot facility in Pasadena, California, which we expect will eventually house our corporate headquarters. With this facility we believe our space is adequate for current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the NASDAQ National Market under the symbol “COGT” since September 24, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the NASDAQ National Market of the common stock for the periods indicated, as reported by NASDAQ.

	Common Stock Price
	High	Low
Fiscal Year 2004
Third Quarter 2004 (From September 24, 2004)	$19.03	$15.50
Fourth Quarter 2004	38.25	17.61
Fiscal Year 2005
First Quarter 2005	$34.48	$23.04
Second Quarter 2005	28.95	19.54
Third Quarter 2005	33.10	22.89
Fourth Quarter 2005	27.79	21.10

As of March 1, 2006, there were 13 holders of record of our common stock. On March 1, 2006, the last sale price reported on the NASDAQ National Market for our common stock was $19.36 per share.

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

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2005 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by our stockholders(a)	3,718,748	$2.88	3,867,612
Equity compensation plans not approved by our stockholders	—	—	—

(a)	Includes our 2000 Stock Option Plan and our 2004 Equity Incentive Plan. However, no future grants may be made under our 2000 Stock Option Plan.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2004 and 2005 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2005, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 and selected consolidated statement of operations data for the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Statements of Operations Data:
Revenues:
Product revenues	$8,716	$10,450	$24,911	$74,698	$141,649
Maintenance and services revenues	4,352	5,907	7,268	12,990	18,240

Total revenues	13,068	16,357	32,179	87,688	159,889

Cost of revenues:
Cost of product revenues(1)	3,520	3,841	7,881	25,551	53,062
Cost of maintenance and services revenues(1)	1,015	1,128	2,051	3,607	4,553
Amortization of deferred stock-based compensation	—	—	305	669	690

Total cost of revenues	4,535	4,969	10,237	29,827	58,305

Gross profit	8,533	11,388	21,942	57,861	101,584

Operating expenses:
Research and development(1)	4,270	4,551	5,687	6,890	7,157
Selling and marketing(1)	1,886	2,135	2,752	3,826	6,060
General and administrative(1)	2,904	2,152	1,986	3,976	7,998
Amortization of deferred stock-based compensation	13	10	1,142	9,759	5,388

Total operating expenses	9,073	8,848	11,567	24,451	26,603

Operating income (loss)	(540)	2,540	10,375	33,410	74,981
Other income (expense):
Interest income	189	69	120	1,144	9,050
Other, net	15	19	(48)	1,599	518

Total other income	204	88	72	2,743	9,568

Income (loss) before income taxes and equity in losses of investee and impairment of equity investment	(336)	2,628	10,447	36,153	84,549
Income tax provision (benefit)	(32)	35	577	(6,428)	19,263
Equity in losses of investee	(107)	(314)	(246)	—	—
Impairment of equity investment	—	—	(435)	—	—

Net income (loss)	$(411)	$2,279	$9,189	$42,581	$65,286

	Year Ended December 31,
	2001	2002	2003	2004	2005
Net income (loss) per share(2):
Basic	$(0.01)	$0.04	$0.15	$0.65	$0.74

Diluted	$(0.01)	$0.04	$0.14	$0.56	$0.69

Weighted average number of shares used in per share calculations:
Basic	60,000	60,000	60,000	65,617	88,403

Diluted	60,000	63,723	67,853	75,817	94,053

Pro forma net income data(3):
Income before income taxes and after equity in losses of investee and impairment of equity investment, as reported		$2,314	$9,766	$36,153
Pro forma provision (credit) for income taxes		636	4,123	14,837

Pro forma net income		$1,678	$5,643	$21,316

Pro forma net income per share
Basic		$0.03	$0.09	$0.32

Diluted		$0.03	$0.08	$0.28

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$1,111	$1,522	$17,457	$27,004	$19,805
Investments in marketable securities	—	—	—	195,719	330,795
Working capital	4,602	9,606	20,228	187,546	359,190
Total debt	—	—	—	—	—
Total assets	14,732	22,223	37,655	300,894	513,265
Deferred revenue	1,129	6,162	15,264	68,429	45,158
Total stockholders’ equity	11,980	12,367	19,716	222,064	458,612

(1)	Excludes amortization of stock-based compensation expense as follows:

	Year Ended December 31,
	2001	2002	2003	2004	2005
Cost of product revenues	$—	$—	$100	$172	$246
Cost of maintenance and services revenues	—	—	205	497	444
Research and development	—	—	663	1,413	1,751
Selling and marketing	13	10	421	1,558	1,483
General and administrative	—	—	58	6,788	2,154

	$13	$10	$1,447	$10,428	$6,078

(2)	See Note 1 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.
(3)	Prior to the termination of our S Corporation status, we were exempt from paying federal income taxes and have paid certain state income taxes at a reduced rate because of our S Corporation status. Our S Corporation status terminated effective September 22, 2004. Pro forma net income (loss) data reflects the income tax expense (credit) that would have been recorded had we not been exempt from paying taxes under the S Corporation election.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. We have experienced significant increases in our revenues and net income since the fourth quarter of 2003 as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. There can be no assurance that our revenues or net income will continue to grow at the same rates as in the past or at the rate we expect or that we will achieve similar results in future periods.

Sources of Revenues

We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator, or PMA, servers and other AFIS equipment, including workstations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

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

Our growth in revenues since the fourth quarter of 2003 is due principally to increased demand by the DHS and the CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national, regional and local elections. We anticipate that both of these customers will account for a significant portion of our revenues for the foreseeable future. We do not have any long-term contracts with the DHS or the CNE for the sale of our products, and our future sales to the DHS and the CNE will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the CNE could cause our revenues to fall short of our expectations.

We also expect to experience increased demand from a number of other governments as they deploy AFIS solutions in elections, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. Notwithstanding our expectations regarding demand for these solutions, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of product revenues consists principally of compensation costs incurred in designing, integrating, installing and in some cases, customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and subcontractor costs. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs, training and professional service expenses, including compensation. Cost of revenues also includes amortization of deferred stock-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

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

Amortization of Deferred Stock-Based Compensation. In connection with the grant of stock options during the years ended December 31, 2004 and 2003, we recorded $17.9 million and $4.4 million in deferred stock-based compensation within stockholders’ equity, respectively. These options were considered compensatory because the deemed fair value of the underlying common stock for financial reporting purposes was greater than the exercise prices determined by the board of directors on the date of grant. The determination of the fair value prior to our initial public offering of the underlying shares of common stock involved subjective judgment and the consideration of a variety of factors, including our historical and anticipated operating results and the earnings and revenue multiples implicit in the trading prices of securities of comparable companies. Because there was no public market for our common stock prior to our initial public offering, the amount of the compensatory charge is not based on an objective measure such as the trading price of our common stock. For the years ended December 31, 2003, 2004 and 2005, we recognized expense for amortization of deferred stock compensation of $1.4 million, $10.4 million and $6.1 million, respectively. As of December 31, 2005, we had an aggregate of $4.0 million of deferred stock-based compensation remaining to be amortized, $2.9 million in 2006; $1.0 million in 2007; and $61,000 in 2008. We are amortizing the deferred compensation on an accelerated basis over the vesting period of the related options, which is generally four years. The amount of stock-based compensation amortization actually recognized in future periods could decrease if options for which accrued but unvested deferred compensation has been recorded are forfeited. The adoption of SFAS 123R—Share Based Payment (“SFAS 123R”) will impact the amount of stock-based compensation expense recorded in future periods. See “Recent Accounting Pronouncements.”

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and account for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, the Company applies the provisions of EITF 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognizes revenue when all other revenue recognition criteria are met. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

•	Revenues associated with AFIS solutions that require significant modification, or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established.

•	Revenue associated with the sale of our ASIC applications, stand-alone live-scans and other biometric products, excluding maintenance when applicable, is recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable. We recognize revenue in this manner upon shipment of our BioGate and MobileIdent products.

•	Revenue associated with service offerings where we maintain and operate a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•	Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE does exist or (ii) all elements of the arrangement have been delivered.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

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

Product delivery: We deem delivery to have occurred when AFIS solutions are installed and, when required under the terms of a particular arrangement, upon acceptance by the customer. Shipments of our ASICs, stand-alone live-scans and other biometric products are recognized as revenue when shipped and title and risk of ownership has passed to the buyer.

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

Deferred Revenues. Our deferred revenue balance results primarily from payments received from customers in advance of recognition of the related revenue and, to a lesser extent, from invoicing of customers prior to recognition of the related revenue. For example, certain customers, such as the National Electoral Council (“CNE”) of Venezuela, make upfront payments resulting in cash collected prior to our recognition of revenue. These payments can be significant. We record this upfront payment as deferred revenue and reduce the deferred revenue balance as revenue is recognized. As a result, our deferred revenue balance fluctuates from quarter to quarter because it is a function of the timing of (i) the receipt of cash payments from those customers who pay in advance of revenue recognition, (ii) invoicing of customers in advance of revenue recognition and (iii) amortization of deferred revenues into revenues. Deferred revenues also consist of payments received in advance from our customers for maintenance agreements, under which revenues are recognized ratably over the term of the maintenance period. However, the fluctuation in the deferred revenue balance from quarter to quarter is generally not significantly affected by the deferred maintenance revenue. Because the mix of customers who pay or are invoiced in advance of revenue recognition changes from period to period, fluctuations in our deferred revenue balance are not a reliable indicator of total revenue to be recognized in any future period. Our cash flow from operations is also affected each quarter as a result of fluctuations in the deferred revenue balance.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of December 31, 2005, our net deferred tax assets were approximately $55.2 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the year ended December 31, 2005 was, and we expect our tax rate to continue to be, impacted as a result of the disqualifying disposition of incentive stock options and research and development tax credits. Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded stock-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements is credited to additional paid-in capital. As a result of the disqualifying dispositions of incentive stock options during the year ended December 31, 2005, the Company recorded a tax benefit from stock option transactions, which totaled approximately $64.8 million as a credit to additional paid-in capital.

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

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Year Ended December 31,
	2003	2004	2005
Revenues:
Product revenues	77.4%	85.2%	88.6%
Maintenance and services revenues	22.6	14.8	11.4

Total revenues	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	24.5	29.1	33.2
Cost of maintenance and services revenues	6.4	4.1	2.9
Amortization of deferred stock-based compensation	0.9	0.8	0.4

Total cost of revenues	31.8	34.0	36.5

Gross profit	68.2	66.0	63.5

Operating expenses:
Research and development	17.7	7.9	4.5
Selling and marketing	8.6	4.4	3.8
General and administrative	6.2	4.5	5.0
Amortization of deferred stock-based compensation	3.5	11.1	3.4

Total operating expenses	36.0	27.9	16.7

Operating income	32.2	38.1	46.8
Income before income taxes and equity in losses of investee
and impairment of equity investment	32.5	41.2	52.9
Income tax provision (benefit)	1.8	(7.3)	12.0

Net income	28.6%	48.6%	40.8%

Pro forma net income data (unaudited):
Pro forma provision for net income taxes	12.8%	16.9%
Pro forma net income	17.5%	24.3%

Comparison of Results for the Years Ended December 31, 2004 and 2005

Revenues. Revenues were $159.9 million for the year ended December 31, 2005 compared to $87.7 million for the year ended December 31, 2004. This substantial increase in revenues resulted from a number of factors, which are driving the growth in the market for AFIS solutions. These factors include the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, the threat of terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $141.7 million for the year ended December 31, 2005 compared to $74.7 million for the year ended December 31, 2004. The $67.0 million increase in product revenues resulted primarily from AFIS solutions delivered to the CNE, additional orders for AFIS solutions from the DHS as well as sales of AFIS solutions to a number of other domestic and international customers. During the year ended December 31, 2005, we recognized revenue of approximately $60.3 million for AFIS solutions delivered to the CNE compared to $33.0 million for the year ended December 31, 2004. The increase in revenue related to AFIS solutions delivered to the CNE is primarily attributed to the continued business generated from the CNE with the initial contract entered into in the third quarter of 2004 and subsequent contracts entered into in the second and fourth quarters of 2005. We experienced a significant increase in revenues from the DHS due to additional orders associated with the continued expansion of the US-VISIT program. Revenues recognized on product sales to the DHS for the US-VISIT program were $45.8 million and $19.7 million in the years ended December 31, 2005 and 2004, respectively. Revenue recorded during the year ended December 31, 2005, totaling approximately $13.1 million related to two state and local customers, also contributed to the increase in product revenues. Maintenance and services revenues increased by 40.0% to $18.2 million for the year ended December 31, 2005 from $13.0 million for the year ended December 31, 2004. The $5.2 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales to the DHS and to other domestic and international customers as well as to the increasing size of the installed base of customers who purchase maintenance. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the year ended December 31, 2005 in comparison to the year ended December 31, 2004.

Gross Profit. Gross profit as a percentage of revenues was 63.5% for the year ended December 31, 2005 compared to 66.0% for year ended December 31, 2004. Product gross margins were 62.4% for the year ended December 31, 2005 compared to 65.6% for the year ended December 31, 2004. The decrease in margins on product revenues was primarily due to higher costs associated with our significant AFIS installations, particularly the CNE contracts. The solutions developed for the CNE required a significant amount of hardware, which we acquired from third parties and then sold to the CNE. Sales of hardware typically result in lower margins than sales of software licensing and services. The effect of the increase of the portion of our revenues from sales of equipment was partially offset by the benefit derived from the allocation of fixed overhead costs over a higher revenue base. Margins on maintenance and services were 72.6% for the year ended December 31, 2005 and 68.4% for the year ended December 31, 2004. The increase in the gross margin on maintenance and services revenues was primarily due to economies of scale as fixed overhead costs are allocated over a larger revenue base. The portion of deferred stock-based compensation included in cost of revenues was unchanged at approximately $700,000 for the year ended December 31, 2005 and the year ended December 31, 2004.

Research and Development. Research and development expenses increased to $7.2 million, or 4.5% of revenues, for the year ended December 31, 2005 compared to $6.9 million or 7.9% of revenues for the year ended December 31, 2004. The increase in research and development expenses is driven by an increase in compensation costs of approximately $410,000, which was partially offset by a net decrease of $143,000 in research and development related travel, and other costs.

Selling and Marketing. Selling and marketing expenses increased to $6.1 million or 3.8% of revenues, for the year ended December 31, 2005 from $3.8 million, or 4.4% of revenues for the year ended December 31, 2004. The increase in selling and marketing expenses was primarily due to increased consulting and professional service fees of approximately $875,000 to support increased business development and proposal activities, increased compensation costs of approximately $698,000 due to increased headcount in sales and marketing, an increase in travel costs of approximately $305,000 related to an expanded customer base, and an increase in tradeshow costs of approximately $255,000.

General and Administrative. General and administrative expenses increased to $8.0 million or 5.0% of revenues for the year ended December 31, 2005 compared to $4.0 million or 4.5% of revenues, for the year ended December 31, 2004. Approximately $1.3 million of the increase was due to costs incurred to meet the requirements of the Sarbanes-Oxley Act of 2002. Compensation expenses increased approximately $614,000 due to an increase in general and administrative personnel. Costs such as board fees, directors, officers and business insurance, and investor relations increased approximately $926,000, and general consulting, legal and accounting fees increased approximately $1.0 million, as a result of our growth and transition to a public company for the full year ended December 31, 2005.

Interest Income. We earned interest income of $9.1 million during the year ended December 31, 2005 compared to $1.1 million during the year ended December 31, 2004. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds raised of approximately $228.6 million from our initial public offering in the third quarter of fiscal 2004 and approximately $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Other, net. During the year ended December 31, 2004, we recorded other income of $1.6 million representing a $362,000 dividend declared and paid on our 10% ownership interest in Beijing Jinchen Ciccone Security Printing Company and a $1.2 million pre-tax gain on the sale of such investment in the fourth quarter of 2004. During the year ended December 31, 2005, we recorded other income of $518,000 million primarily related to receipt of royalties obligations under a settlement agreement.

Income Tax Provision (Benefit). We recognized an income tax provision of $19.3 million, with an effective tax rate of 22.8%, during 2005 as a result of the net income earned in the period. Our effective tax rate of 22.8% for 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. Our effective tax rate may continue to fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to outstanding incentive stock options. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place. We recognized a net income tax benefit of $6.4 million during the year ended December 31, 2004 primarily as a result of the termination of our S Corporation status and the related recognition of previously unrecognized net deferred tax assets in the quarter ended September 30, 2004 partially offset by the income tax expense recorded as a C Corporation beginning on September 23, 2004.

Comparison of Results for the Years Ended December 31, 2004 and 2003

Revenues. Revenues were $87.7 million for the year ended December 31, 2004 compared to $32.2 million for the year ended December 31, 2003. This substantial increase in revenues resulted from a number of factors which have been driving the growth in the market for AFIS solutions. These factors include the implementation of fingerprint systems at points of entry and exit such as the US-VISIT program, increased government spending on the infrastructure for fingerprint biometrics, the threat of terrorist attacks and increased demand in the civil sector, particularly for voting applications. Product revenues were $74.7 million for the year ended December 31, 2004 compared to $24.9 million for the year ended December 31, 2003. The $49.8 million increase in product revenues resulted primarily from AFIS solutions delivered to the CNE, solutions sold to the DHS for the US-VISIT program, an AFIS solution sold to a customer in Algeria as well as sales of our products to a number of other domestic and international customers. During the year ended December 31, 2004, we recognized revenue of approximately $33 million for AFIS solutions delivered to the CNE. In the third quarter of 2004, we entered into a contract with the CNE for the deployment and sale of an automated fingerprint identification and voter authentication/matching system for use in the Venezuelan national and regional elections. Revenue recorded relating to this contract totaled $26.4 million in fiscal 2004. Deferred revenue of $27.6 million related to this contract will be recognized ratably over the remaining portion of the one year maintenance period. In the fourth quarter of 2004, we entered into a contract with the CNE for the deployment and sale of a new automated fingerprint identification and voter authentication/matching system for use in the Venezuelan regional elections. Revenue recorded on this contract totaled $6.5 million in fiscal 2004. Deferred revenue of $13.7 million related to this contract will be recognized ratably over the remaining portion of the one year maintenance period. Product sales to the DHS for the US-VISIT program in the year ended December 31, 2004 totaled $19.7 million compared to $15.8 million during the year ended December 31, 2003. In 2004, we also entered into a contract with a value of approximately $10 million for the development and implementation of an automated palm and fingerprint identification system for a customer in Algeria. During the year ended December 31, 2004, we recorded revenue of approximately $6.5 million related to this contract which is being accounted for using the percentage of completion method. Maintenance and services revenues increased by 78.7% to $13.0 million for the year ended December 31, 2004 from $7.3 million for the year ended

December 31, 2003. The $5.7 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales and increased support provided to the DHS. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the year ended December 31, 2004.

Gross Profit. Gross profit as a percentage of revenues was 66.0% for the year ended December 31, 2004 compared to 68.2% for the year ended December 31, 2003. Product gross margins were 65.6% for the year ended December 31, 2004 compared to 68.0% for the year ended December 31, 2003. The decrease in product gross margins was primarily due to lower gross margins associated with our significant AFIS installations, particularly the CNE contract, resulting from the resale of third party hardware, which was partially offset by the allocation of fixed overhead costs over a higher revenue base. Costs of product revenues increased to $25.6 million for the year ended December 31, 2004 from $7.9 million for the year ended December 31, 2003. Maintenance and services gross margins were 68.4% for the year ended December 31, 2004 compared to 69.0% for the year ended December 31, 2003. Costs of maintenance and service revenues increased to $3.6 million for the year ended December 31, 2004 from $2.1 million for the year ended December 31, 2003.

Research and Development. Research and development expenses increased to $6.9 million, or 7.9% of revenues, for the year ended December 31, 2004 compared to $5.7 million, or 17.7% of revenues for the year ended December 31, 2003. The increase was primarily due to an increase in research and development compensation expense of $772,000, which was primarily attributable to an increase in research and development personnel to support development efforts for the year ended December 31, 2004 compared to December 31, 2003. Additionally, outside development costs totaling approximately $288,000 also contributed to the increase in research and development expenses in fiscal 2004.

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

Income Tax Provision (Benefit). We recognized a net income tax benefit of $6.4 million during the year ended December 31, 2004, primarily as a result of the termination of our S Corporation status and the related recognition of previously unrecognized net deferred tax assets in the quarter ended September 30, 2004, partially offset by the income tax expense recorded as a C Corporation beginning on September 23, 2004. During the year ended December 31, 2003, we recorded an income tax provision of $577,000 due to the net income incurred in the period and based on our tax rate as an S Corporation.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. As of December 31, 2005, we had $19.8 million in cash and cash equivalents and $330.8 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Cash provided by operating activities was $54.6 million in the year ended December 31, 2005 and was generated by net income of approximately $65.3 million adjusted for non-cash reconciling items, the most significant of which were the tax benefit from stock option transactions of approximately $64.8 million, amortization of deferred stock-based compensation of approximately $6.1 million and deferred income taxes of approximately $40.4 million. Cash provided by operating activities during the year ended December 31, 2005 was also significantly impacted by a decrease in inventory and contract related costs of $17.8 million and an increase in accounts payable and accrued expenses of $4.6 million offset by increases in billed and unbilled accounts receivable of $30.3 million and prepaid expenses and other current assets of $5.5 million and decreases in deferred revenues of $23.3 million and income taxes payable of $5.6 million. Cash provided by operating activities was $58.9 million in the year ended December 31, 2004 and was generated by net income of approximately $42.6 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred stock-based compensation of approximately $10.4 million and deferred income taxes of approximately $13.8 million. Cash provided by operating activities during the year ended December 31, 2004 was also significantly impacted by increases in deferred revenues of $53.1 million and income taxes payable of $5.2 million partially offset by increases in inventory and contract related costs (including deferred cost of sales) of $31.2 million and billed and unbilled accounts receivable of $9.6 million. Net cash generated by operating activities was $19.8 million in the year ended December 31, 2003.

Cash used in investing activities was approximately $163.3 million, $198.4 million and $617,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $135.7 million and $195.8 of cash used during the years ended December 31, 2005 and 2004, respectively, represented the net increase of investments in marketable securities. Approximately $26.8 million in cash used during 2005 represented the costs to acquire a facility in Pasadena, California, which we expect will eventually house our corporate headquarters. We intend to spend additional funds for improvements on the facility we acquired.

Cash provided by (used in) financing activities was approximately $101.5 million, $149.1 million and ($3.3 million) for the years ended December 31, 2005, 2004 and 2003. Cash provided by financing activities during the year ended December 31, 2005 represented net proceeds of $96.8 million from our June 2005 public stock offering, approximately $801,000 in proceeds from the issuance of shares under our Employee Stock Purchase Plan and approximately $3.9 million in proceeds from the exercise of stock options. Substantially all of the cash provided from financing activities during the year ended December 31, 2004 represented proceeds from our September 2004 initial public offering, net of offering costs and distributions to stockholders. Cash used in financing activities during the year ended December 31, 2003 consisted solely of cash distributions to our stockholders primarily to fund such stockholders’ tax liabilities related to our S corporation earnings.

We currently have no debt and no material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which we expect to fund through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations. We have a revolving line of credit with a U.S. bank to provide advances for trade finance transactions and working capital requirements of up to $9 million. Borrowings under the line of credit bear interest at the bank’s reference rate (7.25% at December 31, 2005). The line of credit is secured by certain of our assets consisting of equipment, inventory and accounts receivable. There were no outstanding borrowings under this line at December 31, 2005, and the line expires in May 2006.

At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed in this Annual Report.

At December 31, 2005, our outstanding contractual cash commitments were limited to our non-cancelable operating lease obligations as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable operating lease obligations	$924	$323	$446	$155	$—

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. We believe that the adoption of SFAS No. 151 will not have a material effect on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections,” (SFAS 154), which is a replacement of APB Opinion No. 20, “ Accounting Changes,” and FASB Statement No. 3, “ Reporting Accounting Changes in Interim Financial Statements,” (SFAS 3). SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (“SFAS 123R”). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after September 15, 2005, which is January 1, 2006 for the Company. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition under the two methods of adoption. The Company has not yet completed its analysis of the impact that this new pronouncement will have on its results of operations, nor the method of adoption for this new standard.

Item 7A. Q uantitative and Qualitative Disclosure about Market Risk

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2004 and 2005 and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2005, as a result of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Our controls related to the recording of revenue and the preparation of our statement of cash flows failed to prevent or detect errors, which were identified by Deloitte & Touche, our independent registered public accounting firm. As a result, the Company identified the following material weaknesses at December 31, 2005:

•	Revenue Accounting—The Company did not maintain effective controls relating to (i) the deferral and amortization of amounts of revenue related to post contract support (ii) the allocation of revenue to multiple elements within an arrangement, and (iii) the timing of recognition of revenue for certain sales of equipment.

•	Statement of Cash Flows—The Company did not maintain effective control over the preparation of its statement of cash flows for the year ended December 31, 2005 in particular, with regard to the presentation of transactions representing the purchase and sale of available-for-sale securities.

Management has concluded that given the nature of the adjustments, there is more than a remote likelihood that a material misstatement in our interim or annual financial statements could occur and would not be prevented or detected by the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogent, Inc.

South Pasadena, California.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Cogent, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) Certain errors related to the recognition of revenue were identified in the Company’s revenue accounts. These errors resulted from a deficiency in the operation of controls requiring the supervisory review of revenue transactions for proper revenue recognition in accordance with generally accepted accounting principles. This deficiency results in a more than remote likelihood that a material misstatement to the Company’s product revenues, services and maintenance revenues, deferred revenue, inventory and contract related costs, cost of product revenues and cost of services and maintenance revenue accounts in the annual or interim financial statements will not be prevented or detected. (2) An error was identified in the Company’s consolidated statement of cash flows. This error resulted from deficiencies in the operation of controls requiring the reconciliation of the components of the Company’s consolidated statement of cash flows to appropriate supporting documentation and the supervisory review of the consolidated statement of cash flows. These deficiencies result in a more than remote likelihood that a material misstatement to the Company’s consolidated statement of cash flows in the annual or interim financial statements will not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 15, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b) Exhibits:

Exhibits.

Exhibit Number	Description of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of the registrant

3.2(2)	Bylaws of the registrant

4.1(2)	Specimen Common Stock Certificate

10.1(2)#	Form of Indemnity Agreement for directors and executive officers

10.2(2)#	2000 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement thereunder

10.3(2)#	2004 Equity Incentive Plan and forms of Stock Option Agreements thereunder

10.5(2)#	Employment Agreement by and between the registrant and Paul Kim, dated January 5, 2004

10.6(2)#	Employment Agreement by and between the registrant and Michael Hollowich, dated February 19, 2001

10.7(2)#	Employment Agreement by and between the registrant and James Jasinski, dated May 9, 2002

10.8(2)	Automated Fingerprint Matcher Systems Equipment and Services Blanket Purchase Agreement (BPA), dated July 11, 2002 by and between the registrant and INS Headquarters Procurement Division

10.9(2)	Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu Hsieh, Trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004

10.10(2)	Stock Sale Agreement, by and among the registrant, Ming Hsieh and Archie Yew, dated December 31, 2003

Exhibit Number	Description of Documents

10.11(2)	Amended and Restated Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu-Hsieh, trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 12, 2004

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2004, as amended (File No. 333-115535).
#	Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogent, Inc.

South Pasadena, California.

We have audited the accompanying consolidated balance sheets of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 15, 2006

COGENT, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,004	$19,805
Investments in marketable securities	167,202	281,394
Billed accounts receivable, net of allowance for doubtful accounts of $229 and $429 at December 31, 2004 and 2005, respectively	14,761	42,804
Unbilled accounts receivable	1,308	3,257
Inventory and contract related costs	35,854	16,443
Prepaid expenses and other current assets	741	6,285
Deferred income taxes	10,744	33,140

Total current assets	257,614	403,128
Investments in marketable securities	28,517	49,401
Inventory and contract related costs	2,126	3,779
Property and equipment, net	8,478	33,136
Restricted cash	561	487
Deferred income taxes	3,568	22,106
Intangible and other assets	30	1,228

Total assets	$300,894	$513,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,790	$3,873
Accrued expenses	1,480	4,958
Income taxes payable	6,131	534
Deferred revenues	59,667	34,573

Total current liabilities	70,068	43,938
Long-term liabilities
Deferred revenues	8,762	10,585
Other liabilities	—	130

Total liabilities	78,830	54,653

Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 80,788,040 and 93,192,192 shares issued and outstanding at December 31, 2004 and 2005, respectively	120	120
Additional paid-in capital	251,871	418,031
Deferred stock-based compensation	(9,831)	(3,980)
Retained (deficit) earnings	(19,995)	45,291
Accumulated other comprehensive loss	(101)	(850)

Total stockholders’ equity	222,064	458,612

Total liabilities and stockholders’ equity	$300,894	$513,265

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues:
Product revenues	$24,911	$74,698	$141,649
Maintenance and services revenues	7,268	12,990	18,240

Total revenues	32,179	87,688	159,889

Cost of revenues:
Cost of product revenues (1)	7,881	25,551	53,062
Cost of maintenance and services revenues (1)	2,051	3,607	4,553
Amortization of deferred stock-based compensation	305	669	690

Total cost of revenues	10,237	29,827	58,305

Gross profit	21,942	57,861	101,584

Operating expenses:
Research and development (1)	5,687	6,890	7,157
Selling and marketing (1)	2,752	3,826	6,060
General and administrative (1)	1,986	3,976	7,998
Amortization of deferred stock-based compensation	1,142	9,759	5,388

Total operating expenses	11,567	24,451	26,603

Operating income	10,375	33,410	74,981
Other income:
Interest income	120	1,144	9,050
Other, net	(48)	1,599	518

Total other income	72	2,743	9,568

Income before income taxes and equity in losses of investee and impairment of equity investment	10,447	36,153	84,549
Income tax provision (benefit)	577	(6,428)	19,263
Equity in losses of investee	(246)	—	—
Impairment of equity investment	(435)	—	—

Net income	$9,189	$42,581	$65,286

Basic net income per share	$0.15	$0.65	$0.74

Diluted net income per share	$0.14	$0.56	$0.69

Shares used in computing basic net income per share	60,000	65,617	88,403

Shares used in computing diluted net income per share	67,853	75,817	94,053

Pro forma net income data (unaudited)
Income before income taxes and after equity in losses of investee and impairment of equity investment, as reported	$9,766	$36,153
Pro forma provision for income taxes	4,123	14,837

Pro forma net income	$5,643	$21,316

Pro forma net income per share (unaudited)
Basic	$0.09	$0.32

Diluted	$0.08	$0.28

(1) Excludes amortization of deferred stock-based compensation as follows:
Cost of product revenues	$100	$172	$246
Cost of maintenance and services revenues	205	497	444
Research and development expenses	663	1,413	1,751
Selling and marketing expenses	421	1,558	1,483
General and administrative expenses	58	6,788	2,154

	$1,447	$10,428	$6,078

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands)

	Common Stock
			Additional Paid in Capital	Deferred Stock-Based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balances at January 1, 2003	60,000	$120	$1,030	$(7)	$11,194	$30	$—	$12,367
Stockholders distributions	—	—	—	—	(3,334)	—	—	(3,334)
Deferred stock-based compensation	—	—	4,364	(4,364)	—	—	—	—
Stock-based compensation	—	—	—	1,447	—	—	—	1,447
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	9,189	—	9,189	9,189
Other comprehensive income	—	—	—	—	—	47	47	47

Comprehensive income	—	—	—	—	—	—	$9,236	—

Balances at December 31, 2003	60,000	120	5,394	(2,924)	17,049	77	—	19,716
Stockholders distributions	—	—	—	—	(79,625)	—	—	(79,625)
Deferred stock-based compensation	—	—	17,862	(17,862)	—	—	—	—
Stock-based compensation	—	—	—	10,888	—	—	—	10,888
Issuance of common stock in public offering, net of issuance costs	20,700	—	228,635	—	—	—	—	228,635
Stock options exercised	88	—	47	—	—	—	—	47
Cancellation of unvested stock options	—	—	(67)	67	—	—	—	—
Comprehensive income:	—	—	—	—	—	—	—	—
Net income		—	—	—	42,581	—	42,581	42,581
Other comprehensive loss	—	—	—	—	—	(178)	(178)	(178)

Comprehensive income	—	—	—	—	—	—	$42,403	—

Balances at December 31, 2004	80,788	120	251,871	(9,831)	(19,995)	(101)		222,064
Stock-based compensation	—	—	—	5,810	—	—	—	5,810
Issuance of common stock in public offering, net of issuance costs	4,000	—	96,769	—	—	—	—	96,769
Stock options exercised	8,326	—	3,913	—	—	—	—	3,913
Issuance of shares under ESPP Plan	78	—	801	—	—	—	—	801
Tax benefit from stock option transactions	—	—	64,765	—	—	—	—	64,765
Cancellation of unvested stock options	—	—	(88)	41	—	—	—	(47)
Comprehensive income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	65,286	—	65,286	65,286
Other comprehensive loss	—	—	—	—	—	(749)	(749)	(749)

Comprehensive income	—	—	—	—	—	—	$64,537	—

Balances at December 31, 2005	93,192	$120	$418,031	$(3,980)	$45,291	$(850)	—	$458,612

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2004	2005
Cash Flows from operating activities:
Net income	$9,189	$42,581	65,286
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on sale of investments	—	(1,200)	13
Tax benefit from stock option transactions	—	—	64,765
Depreciation and amortization	703	1,279	1,863
Equity in losses of investee	246	—	—
Impairment of equity investment	435	—	—
Allowance for doubtful accounts	70	79	335
Amortization of deferred stock-based compensation	1,447	10,428	6,078
Amortization of bond premium or discount on available for sale securities	—	34	(617)
Deferred income taxes	(477)	(13,773)	(40,386)
Changes in assets and liabilities:
Billed accounts receivable	2,829	(8,561)	(28,370)
Unbilled accounts receivable	59	(1,002)	(1,949)
Inventory and contract related costs	(2,507)	(31,201)	17,831
Prepaid expenses and other current assets	(238)	(474)	(5,546)
Other assets	—	(30)	(548)
Accounts payable	(1,740)	1,141	1,079
Accrued expenses	(209)	1,307	3,473
Other liabilities	—	—	130
Income taxes payable	932	5,200	(5,597)
Deferred revenues	9,100	53,165	(23,271)

Net cash provided by operating activities	19,839	58,973	54,569

Cash Flows from investing activities:
Proceeds from sale of investment, net of transaction costs	—	2,000	—
Purchase of available-for-sale securities	—	(414,024)	(1,100,532)
Proceeds from sale of available-for-sale securities	—	218,271	964,791
Restricted cash	—	(561)	—
Purchase of intangible assets	—	—	(750)
Purchase of property and equipment	(617)	(4,060)	(26,815)

Net cash used in investing activities	(617)	(198,374)	(163,306)

Cash Flows from financing activities:
Distributions to stockholders	(3,334)	(79,625)	—
Proceeds from the issuance of common stock, net of issuance costs incurred	—	228,635	96,769
Issuance of shares under ESPP Plan			801
Proceeds from the exercise of stock options	—	47	3,913

Net cash (used in) provided by financing activities	(3,334)	149,057	101,483

Effect of exchange rate changes on cash	47	(109)	55

Net increase (decrease) in cash and cash equivalents	15,935	9,547	(7,199)
Cash and cash equivalents, beginning of period	1,522	17,457	27,004

Cash and cash equivalents, end of period	$17,457	$27,004	$19,805

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$120	$1,144	$6,360
Income taxes	(124)	(2,034)	(6,475)
Non-cash financing activities:
Deferred stock-based compensation, net	$4,364	$17,795	$—
Capitalized deferred stock-based compensation (Inventory & contract related costs)	$—	$461	$69
Conversion of property and equipment to inventories	$—	$1,092	$391

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

Restricted Cash

In April 2004, the Company entered into a contract to provide an AFIS solution to a customer. The terms of the contract with this customer required that the Company issue a bank guarantee to assure its performance under the contract. The bank guarantee totaled $1,400,000, and as of December 31, 2005, approximately $913,000 of the bank guarantee had expired. Cash collateralizing the remaining $487,000 is held in an interest bearing restricted cash account and expires in December 2006.

Investments in Marketable Securities

The Company accounts for its investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value, and unrealized gains and losses on these securities are reported as other comprehensive income (loss). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. When the fair value of an

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the markets. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments.

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

Inventory and contract related costs

Inventory and contract related costs consist of the following:

	December 31,
	2004	2005
	(in thousands)
Materials and components	$1,398	$1,671
Inventory and costs related to long-term contracts	1,257	323
Deferred costs of revenue	35,325	18,228

	$37,980	$20,222

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts, for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to cost of revenues at the time revenue is recognized. The long-term component of inventory and contract related costs of $2,126,000 and $3,779,000 at December 31, 2004 and 2005, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 5).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which provides guidance on the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company restricts investments in cash and cash equivalents and investments in marketable securities to financial institutions with high credit standing. At December 31, 2005, the majority of the Company’s cash and cash equivalents and investments in marketable securities were held at financial institutions located in California and New York. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $350,754,000 (including foreign accounts) as of December 31, 2005. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

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

Because the Company’s proprietary software is essential to the functionality of its AFIS solutions, the Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, the Company applies the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” For arrangements that contain the lease of equipment, the Company accounts for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and accounts for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, the Company applies the provisions of EITF 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognizes revenue when all other revenue recognition criteria are met. While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period.

Product revenue. The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables including software, hardware, professional services, and maintenance are generally categorized into one of the following:

•	AFIS solutions that do not require significant modification or customization of the Company’s software: Revenue associated with these arrangements, exclusive of amounts allocated to maintenance, for which the Company has vendor-specific objective evidence of fair value, or VSOE, is recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided that all other criteria for revenue recognition have been met. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

•	AFIS solutions that require significant modification or customization of the Company’s software: Revenue associated with these arrangements is recognized using the percentage of completion method as described by SOP 81-1. The percentage of completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established.

•	ASIC applications, stand-alone live-scans and other biometric products: Revenue associated with the sale of these applications and products, excluding maintenance when applicable, is recognized upon shipment to the customer, provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•	AFIS solutions maintained on an outsourced application-hosting basis: Revenue associated with these arrangements is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•	Other: For contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement, all revenue from the contract is deferred until the earlier of the point at which (i) such sufficient VSOE does exist or (ii) all elements of the arrangement have been delivered.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Services revenue. Services revenue is primarily derived from engineering services and AFIS system operation and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time and materials basis. The majority of the Company’s professional services are performed either directly or indirectly for the U.S. government under time-and-materials arrangements. Revenue from such services is recognized as the services are provided.

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

Revenue Recognition Criteria. The Company recognizes revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and VSOE of the fair value of any undelivered element exists. A discussion about these revenue recognition criteria and their applicability to the Company’s transactions follows:

•	Persuasive evidence of an arrangement: The Company uses either contracts signed by both the customer and the Company or written purchase orders issued by the customer that legally bind the Company and the customer as evidence of an arrangement.

•	Product delivery: The Company deems delivery to have occurred when AFIS solutions are installed and, when required under the terms of the arrangement, when accepted by the customer. Shipments of ASICs, stand-alone live-scans and other biometric products are recognized as revenue when shipped and title and risk of ownership has passed to the buyer.

•	Fixed or determinable fee: The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within its normal established practices. If the fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

•	Collection is deemed probable: The Company conducts a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will pay amounts under the arrangement as payments become due.

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from the sale of the Company’s AFIS solutions including maintenance. Revenues from maintenance fees are recognized ratably over the term of the maintenance period.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers

Revenues from sales to various agencies of the Department of Homeland Security (“DHS”), both directly and indirectly, were approximately 59.0%, 32.2% and 37.1% of total revenue for the years ended December 31, 2003, 2004 and 2005, respectively. Contract costs for revenues derived from the U.S. government are subject to audit and subsequent adjustment. Revenues are recorded in amounts based upon the Authorized Federal Supply Service Information Technology Schedule Pricelist negotiated between the Company and U.S. government. As of December 31, 2004 and 2005 amounts receivable from the DHS and from subcontracts with other U.S. government contractors were approximately 40.2% and 35.8%, respectively of total billed accounts receivable.

The following table sets forth sales to customers, other than U.S. federal government agencies, comprising 10% or more of the Company’s total revenue and billed accounts receivable balance for the periods indicated:

	Year ended December 31,
	2003	2004	2005
Revenues
Customer A	*	38%	38%

Billed Accounts Receivable
Customer A	*	14%	44%
Customer B	*	12%	*
Customer C	32%	*	*
Customer D	23%	*	*
Customer E	*	10%	*

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S Corporation Dividends

The Company paid cash dividends of approximately $3,334,000 and $79,625,000 for the years ended December 31, 2003 and 2004, respectively, to its stockholders. Prior to the initial public offering, the Company declared a dividend of $65,500,000 to its stockholder of record representing the estimated amount of undistributed cumulative income that had been taxed or is taxable to such stockholder through the date of termination of S Corporation election. Upon completion of the initial public offering, the Company paid $65,500,000 of this dividend, which is included in the total cash dividends paid in 2004 of $79,625,000.

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

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$9,189	$42,581	$65,286
Denominator for basic net income per share—weighted average shares	60,000	65,617	88,403
Effect of dilutuve securities:
Stock options	7,853	10,200	5,650

Dilutive potential common stock	7,853	10,200	5,650

Denominator for diluted net income per share—adjusted weighted average shares	67,853	75,817	94,053

Net Income per share:
Basic	$0.15	$0.65	$0.74

Diluted	$0.14	$0.56	$0.69

During the years ended December 31, 2004 and 2005, options to purchase 11,500 and 92,000 shares of common stock were were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net income as reported	$9,189	$42,581	$65,286
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	1,447	8,347	5,797
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards— net of the related tax effects	(1,901)	(9,755)	(7,103)

Pro forma net income	$8,735	$41,173	$63,980

Net Income per share
Basic as reported	$0.15	$0.65	$0.74

Basic—pro forma	$0.15	$0.63	$0.72

Diluted as reported	$0.14	$0.56	$0.69

Diluted—pro forma	$0.13	$0.54	$0.68

The Company used the Black-Scholes option-pricing model with the following weighted-average assumptions in determining the pro forma compensation costs:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	2.66%	2.57%	4.06%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	4.25	3.07	4.00
Volatility	91%	86%	83%

The weighted-average estimated fair value of options granted was as follows:

	Year ended December 31,
	2003	2004	2005
Weighted average fair value	$3.22	$7.22	$15.46

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

The components of total comprehensive income are as follows:

	Year ended December 31,
	2004	2005
	(In thousands)
Net income	$42,581	$65,286
Other comprehensive income:
Change in unrealized loss, net of tax	(142)	(721)
Change in foreign currency translation adjustment	(36)	(28)

Total comprehensive income	$42,403	$64,537

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2004, the EITF published its consensus on Issue No. 03-01, “The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” certain debt and equity securities within the scope of SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. However, implementation guidance related to this consensus was requested. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1 and 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The Company continues to assess the potential impact that the adoption of this FSP could have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of this Statement are to be applied prospectively. We believe that the adoption of SFAS No. 151 will not have a material effect on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections,” (SFAS 154), which is a replacement of APB Opinion No. 20, “ Accounting Changes,” and FASB Statement No. 3, “ Reporting Accounting Changes in Interim Financial Statements,” (SFAS 3). SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS 123 (Revised 2004)-Share Based Payment (“SFAS 123R”). SFAS 123R requires that the Company record stock option expense in its financial statements based on a fair value methodology. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. In April 2005, the SEC adopted a rule that delayed the compliance dates for adoption of SFAS 123R. The SEC’s rule allows companies to implement SFAS 123R at the beginning of the next fiscal year after September 15, 2005, which is January 1, 2006 for the Company. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition under the two methods of adoption. The Company has not yet completed its analysis of the impact that this new pronouncement will have on its results of operations, nor the method of adoption for this new standard.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the accompanying consolidated statement of cash flows for year ended December 31, 2005, the Company changed the classification of changes in restricted cash balances in the statement of cash flows to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the year ended December 31, 2004, the Company reclassified changes in restricted cash balances to be consistent with its 2005 presentation which resulted in a decrease of approximately $561,000 to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported. Equity in losses of investee of $246,000 for the year ended December 31, 2003 was reclassified from other income to a separate line item after income taxes. Accordingly, the impairment of this investment of $435,000 in the year ended December 31, 2003 was reclassified to a separate line item after income taxes. The related tax effect is not significant and there was no impact on any other financial statement line item in the prior year.

Note 2. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31,
	2004	2005
	(in thousands)
Type of Security:
Short-term instruments	$24,368	$81,696
Corporate debt securities with maturities of less than one year	58,962	98,472
Municipal securities with maturities of less than one year	75,460	58,270
U.S. government securities with maturities of less than one year	8,412	42,956

Total short-term investments	167,202	281,394

Corporate debt securities with maturities between one and three years	15,015	26,979
Municipal securities with maturities between one and three years	12,011	—
U.S. government securities with maturities between one and three years	1,491	22,422

Total long-term investments	28,517	49,401

	$195,719	$330,795

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized and unrealized losses as of December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
	(in thousands)
Realized losses	$—	$13
Unrealized losses	142	1,412

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2004	2005
	(in thousands)
Land	$1,600	$11,582
Building	3,294	19,340
Building improvements	719	791
Furniture and fixtures	193	213
Computer and other equipment	1,310	1,832
Purchased software	324	479
Equipment for lease	3,401	2,658

	10,841	36,895
Accumulated depreciation	(2,363)	(3,759)

Property and equipment, net	$8,478	$33,136

On October 7, 2005, the Company purchased a 151,000 square foot facility in Pasadena, California. The building will eventually house the Company’s corporate headquarters. The acquisition costs accumulated as of December 31, 2005 were approximately $26 million. Portions of the building, not used by the Company, are subleased to third parties. Lease payments received, net of related costs, are recorded as other income. Depreciation expense related to property and equipment was approximately $703,000, $1,279,000 and $1,763,000 for three years ended December 31, 2005, respectively. During the year ended December 31, 2004, the Company wrote-off the historical cost of fully depreciated property, plant and equipment totaling approximately $3,047,000. In addition, during the years ended December 31, 2004 and 2005, the Company transferred equipment held for lease with net book values of approximately $1,092,000 and $391,000, respectively, to inventory as the Company has the positive intent to sell such items.

Note 4. Investments

In October 2004, the Company sold its 10% interest in Beijing Jinchen Ciccone Security Printing Company, Ltd. (“J&C”) for proceeds of approximately $2,000,000, net of transaction costs, resulting in a gain of approximately $1,200,000, which is included in other income in the accompanying consolidated statement of operations. Prior to the sale of its investment, the Company received a cash dividend in the amount of approximately $362,000, which is included in other income in the consolidated statement of operations for the year ended December 31, 2004. This investment was included in other assets on the consolidated balance sheet as of December 31, 2003.

In September 2001, the Company purchased a 39% ownership interest in Kinetic Sciences, Inc. (“KSI”) for approximately $1.1 million. The Company accounted for the investment under the equity method. The excess of the carrying amount of the Company’s investment over its share of the net assets of the investee was approximately $996,000 at the date of the investment. The excess was allocated to purchased technology and amortized over a five-year period. At December 31, 2003, as a result of Kinetic Science’s continued inability to introduce products based on its technology and its inability to raise additional capital required to further develop its technology, coupled with Kinetic Science’s limited cash resources, the Company recognized an other than temporary impairment of the entire remaining carrying value of the investment amounting to approximately $435,000.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Deferred Revenues and Deferred Costs

In the third quarter of 2004, the Company entered into contracts with a total value of approximately $54 million with the National Electoral Council (“CNE”) of Venezuela. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the October 15, 2004 Venezuela national election. The estimated value of the lease component of approximately $7.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2004. Because VSOE of the maintenance element of this contract did not exist, all revenue in excess of the fair value of the lease component was amortized over the life of the contracts. During the years ended December 31, 2004 and 2005, the Company recognized revenues of approximately $26.4 million and $27.6 million, respectively, related to these contracts. As of December 31, 2005, all revenue and costs associated with these contracts have been recognized.

In the fourth quarter of 2004, the Company entered into a contract with a total value of approximately $20.2 million with the CNE. The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the October 31, 2004 Venezuela regional elections. The estimated value of the lease component of approximately $3.7 million, which was based upon an independent valuation, was recognized as revenue in the fourth quarter of 2004. Because VSOE of the maintenance element of this contract did not exist, all revenue in excess of the fair value of the lease component was amortized over the life of the contract. During the years ended December 31, 2004 and 2005, the Company recognized revenues of approximately $6.5 million and $13.7 million, respectively, related to this contract. As of December 31, 2005, all revenue and costs associated with these contracts have been recognized.

In the second quarter of 2005, the Company entered into contracts with a total value of approximately $31.8 million with the CNE. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because VSOE of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component will be amortized over the life of the contract once all software has been accepted by the customer. As of December 31, 2005, the Company has not completed all its deliverables under the contract with the CNE; therefore, no revenue in excess of the fair value of the lease component was recognized during the year ended December 31, 2005. As of December 31, 2005, deferred revenue related to this contract totaled approximately $28.7 million. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the contractual maintenance period.

In 2003, the Company entered into a contract with a value of approximately $15 million with a domestic customer to provide a customized AFIS solution for which VSOE of the maintenance element did not exist. Revenue from this contract was initially recognized ratably over the contractual maintenance period of five years, commencing upon the acceptance of the AFIS solution by the customer in October 2003. As a result of the Company’s ability to establish VSOE for the maintenance element of this contract in 2005, the Company recorded product revenue of approximately $4.0 million and recognized the related costs for this contract in 2005. During the years ended December 31, 2004 and 2005, the Company recognized $2.8 and $7.2 million of revenue related to this contract, respectively. As of December 31, 2004 and December 31, 2005, deferred revenue related to this contract totaled approximately $9.5 million and $3.0 million, respectively.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company entered into a contract with a value of approximately $10 million with a domestic customer to provide a customized AFIS solution. This contract included provisions that required a refund of the entire contract value in the event of non-performance by the Company during the contract term. As a result of the refund provision, in accordance with SOP 97-2, the Company deferred recognition of revenue from the contract until the expiration of the refund provision. As a result of the expiration of the refund provision in the quarter ended December 31, 2005, the Company recorded revenue of approximately $6.0 million and recognized the related costs on this contract during the year ended December 31, 2005. As of December 31, 2004 and December 31, 2005, deferred revenue related to this contract totaled approximately $6.5 million and $1.2 million, respectively.

Note 6. Income Taxes

Prior to the Company’s initial public offering, the Company elected to be treated as an S Corporation for U.S. federal income tax purposes. Under this election, the Company’s stockholders, rather than the Company, were subject to federal income taxes on their respective share of the Company’s taxable income. The Company elected similar treatment for California franchise tax purposes, which, in addition, requires a state income tax at the corporate level of 1.5%. The Company was also subject to state income taxes in various other states in which it does business.

Effective September 22, 2004, the Company terminated its S Corporation status. As a result of the termination of the Company’s S Corporation status, the Company is subject to federal and certain state income taxes at the corporate level at statutory rates.

During the year ended December 31, 2005, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded stock-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes. The tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the financial statements is credited to additional paid-in capital.

During the year ended December 31, 2005, a total of 8,325,600 stock options were exercised resulting in net proceeds to the Company of approximately $3,913,000. As a result of the disqualifying dispositions of incentive stock options during the year ended December 31, 2005, the Company recorded an accumulated tax benefit from stock option transactions of approximately $64.8 million, as a credit to additional paid-in capital. The Company’s effective tax rate for the year ended December 31, 2005 was less than the statutory rate primarily as a result of the tax benefit resulting from the disqualifying dispositions and research and development tax credits.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2003	2004	2005
	(in thousands)
Current:
Federal	$—	$4,864	$19,478
State	1,054	2,481	14

	1,054	7,345	19,492

Deferred:
Federal	—	(12,268)	3,025
State	(296)	(1,505)	(3,254)

	(296)	(13,773)	(229)
Change in valuation allowance	(181)	—	—

	$577	$(6,428)	$19,263

The components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2004	2005
	(in thousands)
Deferred tax assets:
Deferred revenue	$27,864	$18,389
Net operating loss carryforwards	—	29,574
Research and development credit carryforward	—	14,032
Stock compensation	1,557	1,613
Depreciation	(61)	146
Unrealized loss on marketable securities	—	548
Other	200	342

Total deferred tax assets	$29,560	$64,644

Deferred tax liabilities:
Inventory	$(14,826)	$(7,528)
State taxes	(422)	(1,870)

Total deferred tax liabilities	(15,248)	(9,398)

Net deferred tax assets	$14,312	$55,246

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2004	2005
	(in thousands)
Federal income taxes at the statutory rate	$12,654	$29,592
State income taxes, net of federal benefit	634	3,084
Recognition of federal deferred tax assets upon termination of S Corporation status	(12,291)	—
Taxes not payable due to S Corporation status	(7,354)	—
State research and development credit	—	(5,191)
Federal research and development credit	—	(7,616)
Extraterritorial income exclusion	(408)	—
Amortization of deferred stock-based compensation	449	(784)
Other	(112)	178

	$(6,428)	$19,263

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $75.0 million and $89.3 million, respectively, and research and development tax credit carryforwards of approximately $7.6 million and $6.4 million, respectively. The net operating loss carryforwards will expire at various dates beginning in the years 2010 through 2025, if not utilized to offset future taxable income of the Company. The federal research and development tax credit carryforwards will expire in the year 2025, if not utilized to offset future taxable income of the Company. The state research and development tax credit carryforwards do not expire and are carried forward indefinitely until fully utilized.

As of December 31, 2005, the Company has recorded a $5.2 million tax receivable in prepaid expenses and other current assets related to the carryback of federal net operating losses generated in 2005 primarily as a result of the disqualifying disposition of incentive stock options. This receivable is for the expected refund of the federal income taxes paid as a C Corporation during the year ended December 31, 2004.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 8. Bank Agreements

The Company has a revolving line of credit with a U.S. bank to provide advances for trade finance transactions and working capital requirements of up to $9 million. Borrowings under the line of credit bear interest at the bank’s reference rate (7.25% at December 31, 2005). The line of credit is secured by Company assets consisting of equipment, inventory and accounts receivable. There were no outstanding borrowings under this line at December 31, 2004 and 2005. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain insurance requirements, limitations on outside indebtedness, and use of proceeds for business operations. This line of credit was renewed in May 2005 and expires in May 2006.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

    Facility Lease

The Company leases certain of its operating facilities under non-cancelable operating leases extending through September 2009. The following are the remaining future minimum rental commitments under the operating leases for each year ending December 31:

(in thousands)
2006	$323
2007	243
2008	203
2009	155

$924

Rent expense for 2003, 2004 and 2005 was approximately $157,000, $220,000 and $240,000, respectively.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A combined summary of the status of the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during three years ended as of December 31, 2005 is presented below:

	Number of options	Weighted Average Exercise Price
Outstanding, December 31, 2002	7,866,000	$0.31
Granted	1,527,000	0.75
Canceled or forfeited	(68,000)	0.30

Outstanding, December 31, 2003	9,325,000	$0.39
Granted	2,682,000	2.15
Exercised	(88,040)	0.53
Canceled or forfeited	(69,000)	0.61

Outstanding, December 31, 2004	11,849,960	$0.78
Granted	262,700	25.17
Exercised	(8,325,600)	0.47
Canceled or forfeited	(68,312)	18.44

Outstanding, December 31, 2005	3,718,748	$2.88

Exercisable at December 31, 2003	5,728,500	$0.31

Exercisable at December 31, 2004	8,631,210	$0.38

Exercisable at December 31, 2005	1,655,514	$1.00

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 0.30 - $ 0.60	1,031,608	4.7	$0.31	1,012,858	$0.30
0.75 - 0.75	741,825	7.2	0.75	210,450	0.75
1.00 - 1.00	1,139,201	8.0	1.00	268,919	1.00
4.50 - 11.00	577,914	8.5	5.13	160,412	5.20
18.01 - 34.43	228,200	9.6	25.07	2,875	27.01

0.30 - 34.43	3,718,748	7.1	2.88	1,655,514	1.00

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted during 2005 were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Certain options granted during the years ended December 31, 2003 and 2004 were granted with an exercise price that was less than the fair market value of the Company’s common stock on the date of grant. Following is information on the exercise price of shares granted during 2003 and 2004:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options
Year Ended December 31, 2003
Exercise price is less than fair value of common stock	1,527,000	$0.75	$3.22

	1,527,000

Year Ended December 31, 2004
Exercise price is equal to the fair value of common stock	16,000	$22.51	$7.19
Exercise price is less than fair value of common stock	2,666,000	$2.03	$13.57

	2,682,000

As of December 31, 2005, there were 3,867,612 shares available for future grants under the Company’s stock option plans.

Non-employee Stock Options

During the year ended December 31, 2004, the Company granted 132,000 stock options to non-employees for services. As of December 31, 2005, 54,800 stock options were both outstanding and exercisable. The fair value of the option shares earned is calculated using the Black-Scholes option-pricing model. The primary component in the Black-Scholes calculation is the value of the Company’s common stock at the time the option shares are earned. As the grants were 100% vested and non-forfeitable at the date of grant, such date was treated as the measurement date. For the year ended December 31, 2004, the Company recorded $1,014,000 in compensation expense related to non-employee stock options, which represents the total value of the options at the grant date. The Company issued no stock options and recorded no associated expenses for stock options granted to non-employees during 2005.

Employee Stock Purchase Plan

In May 2004, the Company’s board of directors and stockholders adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective immediately upon the closing of the Company’s initial public offering. The Purchase Plan was intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Purchase Plan permitted eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential six month offering periods. Under the Purchase Plan, the Company issued zero and 78,552 shares to employees during the years ended December 31, 2004 and 2005, respectively. Pursuant to a resolution by the Company’s Board of Directors, the purchase plan was terminated on April 30, 2005.

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. All employees age 18 or older with three months of service and whose employment is

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not governed by a union contract are eligible for participation. After one year of service, the Company contributes 3% of total compensation, which is also subject to annual limits, and may, at its discretion, make additional contributions regardless of profitability. The Company’s contribution related expense was $218,000, $239,000 and $263,000 during the three years ended December 31, 2005, respectively.

Note 11. Common Stock Issued

In September 2004, the Company completed the sale of 20,700,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $12.00 per share. A total of $248,400,000 in gross proceeds were raised in the initial public offering. After deducting the underwriting discount of $17,388,000 and offering expenses of $2,377,000, net proceeds were $228,635,000. A portion of the net proceeds from the initial public offering, together with the Company’s existing cash balances, was used to fund a final dividend of $65,500,000 to its stockholder of record prior to its initial public offering in connection with the termination of its prior S Corporation status (see Note 1).

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

Note 12. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Year Ended December 31, 2003
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$21,476	$2,005	$1,397	$33	$24,911
Maintenance and services revenues	5,865	785	618	—	7,268

Total	$27,341	$2,790	$2,015	$33	$32,179

	Year Ended December 31, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$63,711	$3,905	$545	$6,537	$74,698
Maintenance and services revenues	10,874	1,325	791	—	12,990

Total	$74,585	$5,230	$1,336	$6,537	$87,688

	Year Ended December 31, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$134,518	$1,628	$3,603	$1,900	$141,649
Maintenance and services revenues	15,191	1,819	619	611	18,240

Total	$149,709	$3,447	$4,222	$2,511	$159,889

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $5,505,000 and $31,392,000, respectively. At December 31, 2004 and 2005, the Company’s property and equipment, net of accumulated depreciation and amortization in foreign countries was approximately $2,973,000 and $1,744,000, respectively.

Note 13. Pro Forma Information (Unaudited)

Prior to the termination of the Company’s S Corporation status, the Company was exempt from paying federal income taxes and paid certain state income taxes at a reduced rate because of its S Corporation status. The Company’s S Corporation status terminated effective September 22, 2004. Pro forma net income data reflects the income tax expense that would have been recorded had the Company not been exempt from paying taxes under the S Corporation election. The pro forma provision for income taxes differs from statutory income tax rate due to the following:

	December 31,
	2003	2004
	(in thousands)
Federal income taxes at the statutory rate	$3,418	$12,654
State income taxes, net of federal benefit	400	1,335
Research credits	(101)	—
Foreign taxes	(71)	89
Amortization of deferred stock-based compensation	506	2,311
Extraterritorial income exclusion	—	(1,569)
Other	(29)	17

Total pro forma income tax provision	$4,123	$14,837

Note 14. Unaudited Quarterly Information

In the opinion of management, the following selected unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented (in thousands).

	Mar. 31 2005	Jun. 30 2005	Sep. 30 2005	Dec. 31 2005
Total revenues	$35,841	$39,354	$38,445	$46,249
Total cost of revenues	15,122	16,038	9,240	17,905
Gross profit	20,719	23,316	29,205	28,344
Operating expenses	6,789	6,562	6,245	7,007
Net income	10,065	14,448	20,104	20,669

	Mar. 31 2004	Jun. 30 2004	Sep. 30 2004	Dec. 31 2004
Total revenues	$15,398	$17,062	$23,448	$31,780
Total cost of revenues	3,098	4,215	8,819	13,695
Gross profit	12,300	12,847	14,629	18,085
Operating expenses	7,508	5,217	5,868	5,858
Net income	4,517	7,709	20,445	9,910

S CHEDULE II

COGENT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions and other Adjustments	Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$80,000	$70,000	$—	$150,000

Year ended December 31, 2004:
Allowance for doubtful accounts	$150,000	$79,000	$—	$229,000

Year ended December 31, 2005:
Allowance for doubtful accounts	$229,000	$335,000	$(135,000)	$429,000

S-1

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2006

Cogent, Inc.

By	/s/ MING HSIEH
Ming Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MING HSIEH Ming Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ PAUL KIM Paul Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ JOHN BOLGER John Bolger	Director	March 15, 2006

/s/ JOHN P. STENBIT John P. Stenbit	Director	March 15, 2006

/s/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 15, 2006