Form 10-K/A
period 2005-12-31
Cogent, Inc.
filed 2006-04-28
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

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

As of April 1, 2006, there were 94,012,444 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report for the fiscal year ended December 31, 2005 on Form 10-K as set forth in the pages attached hereto.

This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of December 31, 2005:

Name	Age	Position(s)
Ming Hsieh	49	President, Chief Executive Officer and Chairman of the Board of Directors
Paul Kim	39	Chief Financial Officer
Michael Hollowich	58	Executive Vice President, Operations
James Jasinski	55	Executive Vice President, Federal and State Systems
John Bolger(1)	59	Director
John P. Stenbit(1)	65	Director
Kenneth R. Thornton(1)	64	Director

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

Michael Hollowich joined Cogent in February 2001. He currently serves as Executive Vice President, Operations. Mr. Hollowich is responsible for internal operations related to new project management and user support, as well as qualification of new business targets and preparation of proposals. Prior to joining us, Mr. Hollowich served at TRW (Northrup Grumman) from April 1969 to February 2001, where he held senior business development and project management positions including project director for the United Kingdom’s National Automated Fingerprint Identification System as well as the project manager for the NASA Spacelab Payload Integration project. While at TRW, Mr. Hollowich worked overseas on projects in the United Kingdom, Germany, Belgium and Denmark. Mr. Hollowich received a B.S. from the University of California at Los Angeles in 1969.

James Jasinski joined Cogent in May 2002. He currently serves as Executive Vice President, Federal and State Systems. Mr. Jasinski is responsible for support of existing clients at the federal and state levels, development of new business opportunities, and establishment of new project offices as needed for the management of new contracts. He also manages our Reston, Virginia, Ohio and London offices. Prior to joining us, Mr. Jasinski was a Vice President for DynCorp Systems and Solutions from December 2000 to May 2002. From May 1978 through December 2000, Mr. Jasinski worked at the Federal Bureau of Investigation. Mr. Jasinski received a JD from Union University, Albany Law School in 1976 and a B.A. from State University of New York at Buffalo in 1973.

John Bolger has served as a director since March 2004. Mr. Bolger is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently a private investor and has served as a director of Integrated Device Technology, Inc. since 1993, Wind River Systems, Inc. since 2000 and Mission West Properties, Inc. since 1998, all of which are public companies. Mr. Bolger received a B.A. from the University of Massachusetts in 1969 and an M.B.A. from Harvard University in 1971. He is a Certified Public Accountant.

John P. Stenbit has served as a director since April 2004. Mr. Stenbit participated as a member of Secretary Rumsfeld’s staff in conjunction with the transformation of the entire Department of Defense during his two terms of service from September 1973 to April 1977. Mr. Stenbit served as the Assistant Secretary of Defense Networks and Information Integration (NII), previously known as Command, Control, Communications, and Intelligence (C3I), at the Pentagon from August 2001 to March 2004. Mr. Stenbit also worked at TRW, Inc. from September 1968 to August 1973, and from May 1977 to April 2001, most recently as an executive vice president. Mr. Stenbit has chaired advisory committees for the Administrator of the Federal Aviation Administration, as well as served as a member of advisory committees on information security, strategic systems, telecommunications, submarines, and future warfare defense communications. Mr. Stenbit has served as a director of SMA, Inc. since 2004, SI International, Inc. since 2004 and Viasat, Inc. since 2004, all of which are public companies. Mr. Stenbit received a B.S in 1961 and an M.S. in 1962 from the California Institute of Technology and attended the Technische Hogeschool in the Netherlands from 1962 to 1963 and 1965 to 1967.

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

Executive Officers and Directors

Currently, all of our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our officers are elected and serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

Board Committees

Our board of directors has established three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee.

Audit Committee. The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are John Bolger, John P. Stenbit and Kenneth R. Thornton. Our board of directors has determined that Mr. Bolger is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that Mr. Hollowich made one late filing with respect to a transaction in May 2005.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at the Company’s website at www.cogentsystems.com/investors/.

Item 11. Executive Compensation

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other three most highly compensated executive officers whose total annual salary and bonus during the fiscal year ended December 31, 2005 exceeded $100,000:

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus(1)		Number of Securities Underlying Options	All Other Compensation(2)
Ming Hsieh, President and Chief Executive Officer	2005 2004 2003	$ $ $	267,718 259,921 170,000	$ $ $	50,000 70,000 100,000	— — —	$ $ $	8,032 9,898 6,000

Paul Kim, Chief Financial Officer(3)	2005 2004	$ $	214,300 205,524	$ $	50,000 70,000	— 950,000		$—

Michael Hollowich, Executive Vice President, Operations	2005 2004 2003	$ $ $	180,536 175,556 164,583	$ $ $	50,000 70,000 100,000	— 140,000 100,000	$ $ $	5,416 7,367 6,000

James Jasinski, Executive Vice President, Federal and State Systems	2005 2004 2003	$ $ $	191,325 176,000 165,334	$ $ $	50,000 70,000 100,000	— 140,000 120,000	$ $ $	5,740 7,380 6,000

(1)	Bonuses are paid in the year in which they are earned.
(2)	Includes contributions made by us to our 401(k) plan on behalf of the named individuals.
(3)	Mr. Kim was appointed our Chief Financial Officer on January 5, 2004.

Option Grants in Last Fiscal Year

We did not grant any stock options to the individuals named in the Summary Compensation Table during the fiscal year ended December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the individuals named in the Summary Compensation Table their option exercises for the fiscal year ended December 31, 2005, and exercisable and unexercisable options held by them as of December 31, 2005.

The “Value of Unexercised In-the-Money Options at December 31, 2005” is calculated based on the difference between the $22.68, the closing price of our common stock on the Nasdaq National Market on December 30, 2005 (the last trading day of 2005), and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the option.

Name	Number of Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Options At December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ming Hsieh	—	—	—	—	—	—
Paul Kim	448,785	$10,451,967	100,433	400,782	$2,177,387	$8,688,954
Michael Hollowich	190,189	$4,293,118	32,312	117,499	$683,757	$2,336,944
James Jasinski	150,000	$3,495,613	57,501	132,499	$1,115,993	$2,667,207

Employment Agreements and Change in Control Agreements

We have an employment agreement with Paul Kim, entered into on January 5, 2004, under which Mr. Kim is entitled to an annual salary of $208,000, with a one-time initial bonus of $20,000. On January 5, 2004, Mr. Kim was also granted an option to purchase up to 950,000 shares at an exercise price of $1.00 per share, with 237,500 shares vesting on April 5, 2004, 178,124 shares vesting on January 5, 2005, and 44,532 shares vesting on each subsequent calendar quarter thereafter. In the event of a change of control, all unvested shares will immediately vest. In the event of termination without cause following a change of control, Mr. Kim may be eligible for severance pay of up to one year of his annual salary.

We have employment agreements with our Executive Vice President, Federal and State Systems, James Jasinski and our Executive Vice President, Operations, Michael Hollowich. Each of these agreements provides for a fixed base annual salary that is subject to normal periodic review for increases by our board or directors, and each of these agreements may be terminated at will by either the employee or us.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Director Compensation

Each of our non-employee directors is paid $20,000 annually and is reimbursed for reasonable expenses incurred in connection with performance of their duties as directors. Upon their election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 40,000 shares of our common stock at the then fair market value pursuant to the terms of our 2004 Equity Incentive Plan. In addition, each non-employee director is automatically granted an option to purchase up to 10,000 shares of our common stock if he or she remains on the board of directors on the date of each annual meeting of stockholders (unless he or she joined our board of directors within six months of such meeting). Each non-employee director also receives cash compensation of $2,000 for attendance at each board meeting. Additionally, the chairperson of each of the audit committee and the compensation committee receives $2,500 and $1,500, respectively, and members of the audit committee and compensation committee (not including chairpersons) receive $1,500, and $1,000, respectively, for attendance at each meeting of such committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 1, 2006, by:

•	each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each executive officer listed in the Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned
Name or Group of Beneficial Owners	Number	Percent(1)
Named Executive Officers:
Ming Hsieh(2)	50,889,930	54.1%
Paul Kim(3)	189,496	*
Michael Hollowich(4)	57,311	*
James Jasinski(5)	94,966	*

Directors:
John Bolger(6)	10,500	*
John P. Stenbit(7)	20,000	*
Kenneth R. Thornton(8)	22,500	*

5% Stockholders:
T. Rowe Price Associates, Inc.(9) 100 E. Pratt Street Baltimore, MD 21202	5,990,161	6.4%

Executive officers and directors as a group (7 persons)(10)	51,284,703	54.3%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on shares of our common stock outstanding as of April 1, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options currently exercisable, or exercisable within 60 days after April 1, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 2,780,000 shares held by Ming Hsieh as trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004, and 2,780,000 shares held by the spouse of Mr. Hsieh, Fang Liu Hsieh, as trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004.
(3)	Consists of 189,496 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2006.
(4)	Includes of 57,311 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2006.
(5)	Includes of 93,751 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2006.
(6)	Includes 7,500 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2006.
(7)	Consists of 20,000 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2006.
(8)	Includes 17,500 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2006.
(9)	Based solely upon the Schedule 13G filed on February 13, 2006 by T. Rowe Price Associates, Inc.
(10)	Includes an aggregate of 385,558 shares issuable upon the exercise of options granted to our executive officers and directors that are exercisable within 60 days after April 1, 2006.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2005 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by our stockholders(a)	3,718,748	$2.88	3,867,612
Equity compensation plans not approved by our stockholders(b)	—	—	—

(a)	Includes our 2000 Stock Option Plan and our 2004 Equity Incentive Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(b)	All of our equity compensation plans were approved by our stockholders.

Item 13. Certain Relationships and Related Transactions

Since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest. All transactions between us and any of our directors, executive officers or related parties are subject to the review by our audit committee.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2005 by Deloitte & Touche LLP:

	2004	2005
Audit Fees(1)	$1,175,876	$1,048,580
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	122,925
All Other Fees	0	0

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports, billing for professional services performed in connection with our initial public offering in September 2004 and our follow-on public offering in June 2005 and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits:

Exhibits.

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2006

Cogent, Inc.

/s/ PAUL KIM
Paul Kim Chief Financial Officer