Form 10-Q
period 2006-03-31
Cogent, Inc.
filed 2006-05-10
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 1, 2006, there were 94,214,485 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2005	March 31, 2006
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,805	$18,373
Investments in marketable securities	281,394	336,479
Billed accounts receivable, net of allowance for doubtful accounts of $429 at December 31, 2005 and $630 at March 31, 2006	42,804	19,108
Unbilled accounts receivable	3,257	2,775
Inventory and contract related costs	16,443	17,772
Prepaid expenses and other current assets	6,285	6,909
Deferred income taxes	33,140	33,123

Total current assets	403,128	434,539
Investments in marketable securities	49,401	29,708
Inventory and contract related costs	3,779	1,239
Property and equipment, net	33,136	33,005
Restricted cash	487	496
Deferred income taxes	22,106	18,400
Intangible and other assets	1,228	1,180

Total assets	$513,265	$518,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,873	$3,655
Accrued expenses	4,958	4,409
Income taxes payable	534	707
Deferred revenues	34,573	35,868

Total current liabilities	43,938	44,639
Long-term liabilities
Deferred revenues	10,585	6,493
Other liabilities	130	130

Total liabilities	54,653	51,262

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and March 31, 2006, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 93,192,192 and 94,012,444 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	120	120
Additional paid-in capital	418,031	415,966
Deferred stock-based compensation	(3,980)	—
Retained earnings	45,291	52,038
Accumulated other comprehensive loss	(850)	(819)

Total stockholders’ equity	458,612	467,305

Total liabilities and stockholders’ equity	$513,265	$518,567

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2005	2006
Revenues:
Product revenues	$31,780	$16,868
Maintenance and services revenues	4,061	5,863

Total revenues	35,841	22,731

Cost of revenues:
Cost of product revenues (1)	13,904	7,082
Cost of maintenance and services revenues (1)	1,218	1,649

Total cost of revenues	15,122	8,731

Gross profit	20,719	14,000

Operating expenses:
Research and development (1)	2,442	2,267
Selling and marketing (1)	1,956	1,839
General and administrative (1)	2,391	2,693

Total operating expenses	6,789	6,799

Operating income	13,930	7,201
Other income:
Interest income	1,388	3,489
Other, net	284	4

Total other income	1,672	3,493

Income before income taxes	15,602	10,694
Income tax provision	5,537	3,947

Net income	$10,065	$6,747

Basic net income per share	$0.12	$0.07

Diluted net income per share	$0.11	$0.07

Shares used in computing basic net income per share	82,008	93,685

Shares used in computing diluted net income per share	91,845	96,123

(1) Includes stock-based compensation expense as follows (Notes 1 and 3):

Cost of product revenues	$66	$86
Cost of maintenance and services revenues	129	171
Research and development expenses	529	231
Selling and marketing expenses	430	403
General and administrative expenses	664	494

	$1,818	$1,385

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended, March 31,
	2005	2006
Cash Flows from operating activities:
Net income	$10,065	$6,747
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Tax benefit from stock option transactions	5,531	—
Depreciation and amortization	446	464
Allowance for doubtful accounts	62	196
Stock-based compensation expense	1,818	1,385
Amortization of premium (discount) on available for sale securities	46	(287)
Deferred income taxes	—	3,707
Changes in assets and liabilities:
Billed accounts receivable	(8,103)	23,501
Unbilled accounts receivable	213	482
Inventory and contract related costs	12,347	1,231
Prepaid expenses and other current assets	(806)	(623)
Other assets	(245)	12
Accounts payable	(602)	(245)
Accrued expenses	2,092	(551)
Income taxes payable	(5,676)	173
Deferred revenues	(19,931)	(2,797)

Net cash (used in) provided by operating activities	(2,743)	33,395

Cash Flows from investing activities:
Proceeds from sale of available-for-sale securities	249,713	247,186
Purchase of available-for-sale securities	(251,009)	(282,252)
Purchase of property and equipment	(121)	(295)

Net cash used in investing activities	(1,417)	(35,361)

Cash Flows from financing activities:
Proceeds from the exercise of stock options	807	511

Net cash provided by financing activities	807	511

Effect of exchange rate changes on cash	(140)	23

Net decrease in cash and cash equivalents	(3,493)	(1,432)
Cash and cash equivalents, beginning of period	27,004	19,805

Cash and cash equivalents, end of period	$23,511	$18,373

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$921	$3,398
Income taxes	$(6,251)	$(1)
Non-cash financing activities
Capitalized stock-based compensation expense (inventory and contract related costs)	$10	$18

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General

Company Background

Cogent, Inc. and subsidiaries (“Cogent”) was initially incorporated in the state of California on April 20, 1990 as Cogent Systems, Inc. and was reincorporated in Delaware on May 3, 2004 as Cogent, Inc. Cogent is a provider of advanced automated fingerprint identification systems (“AFIS”) solutions, which typically consist of Cogent’s Programmable Matching Accelerator (“PMA”) servers and other AFIS equipment, including work stations and live-scans, bundled with Cogent’s proprietary software, and other fingerprint biometrics products and solutions, to governments, law enforcement agencies and other organizations worldwide. Cogent also provides professional services, technical support and maintenance services to its customers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2005 and 2006. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the December 31, 2005 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Concentration

The Company derives a significant portion of its revenues from a limited number of customers. Customers A and B collectively accounted for 70% of revenues, or 26% and 44%, respectively, during the three months ended March 31, 2005. Customers A, B and C collectively accounted for 54% of revenues or 32%, 12% and 10% of revenues, respectively, during the three months ended March 31, 2006.

Reclassifications

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to the adoption of FAS 123R, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, the Company recorded compensation cost equal to the excess of the fair value of its common stock over the option exercise price on the date of grant over the respective vesting period. Prior to the adoption of FAS 123R, stock-based compensation costs were reported in a separate line item. However, since the adoption of FAS 123R, and in accordance with Staff Accounting Bulletin (“SAB”) 107, the Company has presented the expense related to stock based compensation in the same line items as cash compensation paid to employees. Under SAB 107, the Company is precluded from displaying stock-based compensation as a single line item in the income statement and the Company has reclassified the stock based compensation expense amounts for the three months ended March 31, 2005 to conform to the current period presentation.

The reclassification of stock compensation expense for the three months ended March 31, 2005 is further explained as follows:

	As Previously Reported	Reclassification	As Currently Reported
Cost of product revenues	$13,838	$66	$13,904
Cost of maintenance and services revenues	1,089	129	1,218
Amortization of stock based compensation	195	(195)	—

Total cost of revenues	$15,122	$—	$15,122

Research and development	$1,913	$529	$2,442
Selling and marketing	1,526	430	1,956
General and administrative	1,727	664	2,391
Amortization of stock based compensation	1,623	(1,623)	—

Operating expenses	$6,789	$—	$6,789

Note 2 – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a significant impact on the consolidated results of operations or the financial position of the Company.

Note 3 – Stock-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other stock-based incentives to employees. The plans are described in more detail in Note 10 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB 25 and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure — an Amendment of FASB Statement No. 123.”

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this transition method, compensation cost in 2006 includes the portion related to options vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value of the option estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Certain options issued during the years ended December 31, 2003 and 2004 were considered compensatory because, on the date of grant, the option exercise price was less than the deemed fair value of the underlying common stock. Under APB 25, stock-based compensation expense was calculated as the difference, on the date of grant, between the fair value of the underlying common stock and the exercise price of the option. As of December 31, 2005, the Company had an aggregate of $4.0 million of deferred stock-based compensation remaining to be amortized. Upon the adoption of SFAS 123R, the balance of deferred stock-based compensation was eliminated against additional paid-in capital.

The following table summarizes the incremental effect of the adoption of SFAS 123R based on the calculation of stock-based compensation expense for stock options under the modified prospective transition method, over the stock-based compensation expense under the intrinsic value method of APB 25 for the three months ended March 31, 2006.

Three Months Ended March 31, 2006
(in thousands, except per share amounts)
Reduction of operating income and income before income taxes	$425
Income tax benefit	(157)

Reduction of net income from continuing operations	$268

Reduction of net income per share from continuing operations:
Basic	$0.00

Diluted	$0.00

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, the Company did not record tax benefits from stock options in excess of previously recognized compensation, due to previously recognized deferred tax assets as a result of net operating losses generated for tax purposes. Accordingly, a tax benefit of $2.1 million was not recognized in cash flows from operations during the three months ended March 31, 2006.

The fair values of each award granted under the Company’s stock option plans during the three months ended March 31, 2005 and 2006 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended March 31,
	2005	2006
Volatility	85%	46%
Risk-free interest rate	3.85%	4.54%
Dividend yield	0.00%	0.00%
Expected life (years)	4.0	6.1

In March 2005, the SEC issued SAB 107 which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on the Company’s common stock, consistent with SFAS 123R and SAB 107. The use of implied volatility was based upon the availability of actively traded options on its common stock and management’s assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. SFAS 123R also requires the Company to estimate forfeitures in calculating the stock-based compensation expense relating to options granted prior to the January 1, 2006 adoption date, as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. No adjustment was recorded as the cumulative effect of the adjustment to account for such forfeitures, net of tax, was not material to the consolidated statement of income. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated multiple option approach in accordance with the provisions of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted was calculated using the “simplified method” in accordance with SAB 107. The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the three months ended March 31, 2005 was $16.67 per share. The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the three months ended March 31, 2006 was $11.06 per share.

As of March 31, 2006, there was $5.6 million of total unrecognized compensation cost related to nonvested stock-based compensation that is expected to be recognized over a weighted-average period of 1.8 years. Based on currently outstanding options, total stock-based compensation expense for fiscal year 2006 is expected to be approximately $4.5 million.

The options outstanding as of March 31, 2006 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the three months ended March 31, 2006 is as follows:

	Number of options	Weighted Average Exercise Price
Outstanding, December 31, 2005	3,718,748	$2.88
Granted	35,000	21.78
Exercised	(820,252)	0.62
Canceled or forfeited	—	—

Outstanding March 31, 2006	2,933,496	$3.74

Exercisable at March 31, 2006	1,079,831	$1.52

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

	Three Months Ended March 31, 2006	Weighted Average Grant-Date Fair Value
Nonvested options as of December 31, 2005	2,063,234	$7.58
Granted	35,000	11.06
Vested	(244,569)	6.06
Forfeited	—	—

Nonvested options as of March 31, 2006	1,853,665	7.85

A total of 3,832,612 options remain available for grant under the Company’s share-based compensation plans at March 31, 2006.

The following tables further describe stock options outstanding at March 31, 2006.

Range of Exercise Prices		Options Outstanding				Exercisable Options
		Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at March 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$0.30	$0.60	381,300	4.5	$0.33	$6,868	373,175	4.5	$0.32	$6,724
0.75	0.75	660,425	7.0	0.75	11,617	221,175	6.9	0.75	3,891
1.00	1.00	1,078,552	7.8	1.00	18,702	304,679	7.8	1.00	5,283
4.50	11.00	550,394	8.2	5.07	7,304	174,081	8.2	4.97	2,327
18.01	34.43	262,825	9.4	24.64	1	6,721	8.8	28.04	—

0.30	34.43	2,933,496	7.4	3.74	$44,492	1,079,831	6.6	1.52	$18,225

The Company defines in-the-money options at March 31, 2006 as options that had exercise prices that were lower than the $18.34 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 2.7 million shares that were in-the-money at that date. There were 1.1 million in-the-money options exercisable at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 was $67.7 million and $18.1 million, respectively, determined as of the date of exercise.

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the first quarter of 2005, based on the fair value method under FAS 123.

Three Months Ended March 31, 2005
(in thousands, except per share data)
Net income as reported	$10,065
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	1,687
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards— net of the related tax effects	(1,782)

Pro forma net income	$9,970

Net Income per share
Basic as reported	$0.12

Basic—pro forma	$0.12

Diluted as reported	$0.11

Diluted—pro forma	$0.11

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2005	March 31, 2006
	(in thousands)
Type of Security:
Short-term instruments	$81,696	$109,317
Corporate debt securities with maturities of less than one year	98,472	113,578
Municipal securities with maturities of less than one year	58,270	58,117
U.S. government securities with maturities of less than one year	42,956	55,467

Total short-term investments	281,394	336,479

Corporate debt securities with maturities between one and three years	26,979	18,875
U.S. government securities with maturities between one and three years	22,422	10,833

Total long-term investments	49,401	29,708

	$330,795	$366,187

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized loss on available for sale securities totaled $1.4 million at December 31, 2005 and March 31, 2006, respectively. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense and were zero for the three months ended March 31, 2005 and 2006, respectively.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2005	March 31, 2006
	(in thousands)
Materials and components	$1,671	$1,573
Inventory and costs related to long-term contracts	323	158
Deferred costs of revenue	18,228	17,280

	$20,222	$19,011

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to costs of revenue at the time revenues are recognized. The long-term component of inventory and contract related costs of $3,779,000 and $1,239,000 at December 31, 2005 and March 31, 2006, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 9).

Note 6. Net Income Per Share

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

	Three Months Ended March 31,
	2005	2006
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$10,065	$6,747

Denominator:
Denominator for basic net income per share—weighted average shares	82,008	93,685
Dilutive potential common stock
Stock options	9,837	2,438

Denominator for diluted net income per share— adjusted weighted average shares	91,845	96,123

Basic net income per share	$0.12	$0.07

Diluted net income per share	$0.11	$0.07

During the three months ended March 31, 2005 and 2006, options to purchase 22,000 and 209,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

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

	Three Months Ended March 31,
	2005	2006
	(In thousands)
Net income	$10,065	6,747
Other comprehensive income:
Change in unrealized loss, net of tax	(503)	23
Change in foreign currency translation adjustment	(46)	8

Total comprehensive income	$9,516	6,778

Note 8. Income Taxes

During the three months ended March 31, 2005 and 2006, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded stock-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the financial statements is credited to additional paid-in capital.

During the three months ended March 31, 2005 and 2006, a total of 2,492,500 and 820,252 stock options were exercised resulting in net proceeds to the Company of $807,000 and $511,000, respectively. As a result of the disqualifying dispositions of incentive stock options during the three months ended March 31, 2005, the Company recorded tax benefits from stock option transactions which totaled approximately $5.5 million. In accordance with SFAS 123R, the Company did not record a credit to additional paid in capital during the three months ended March 31, 2006 due to previously recognized deferred tax assets recorded as a result of net operating losses generated for tax purposes. A credit of approximately $2.1 million will be recorded when the tax benefit is realizable by the Company, in a future period.

Note 9. Deferred Revenues and Deferred Costs

In the second quarter of 2005, the Company entered into contracts with a total value of approximately $31.8 million with the National Electoral Council (“CNE”) of Venezuela. The contracts required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because vendor-specific objective evidence, or VSOE, of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component will be amortized over the life of the contract once the customer has accepted all software. As of March 31, 2006, the Company has not completed all its deliverables under the contract with the CNE; therefore, no revenue was recognized during the three months ended March 31, 2006. As of December 31, 2005 and March 31, 2006, deferred revenue related to this contract totaled approximately $28.7 million. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the contractual maintenance period.

Note 10. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended March 31, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$13,801	$1,895	$1,170	$2	$16,868
Maintenance and services revenues	4,960	502	199	202	5,863

Total	$18,761	$2,397	$1,369	$204	$22,731

	Three months ended March 31, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$28,412	$63	$1,434	$1,871	$31,780
Maintenance and services revenues	3,570	351	140	—	4,061

Total	$31,982	$414	$1,574	$1,871	$35,841

At December 31, 2005 and March 31, 2006, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $31,392,000 and $31,507,000, respectively. At December 31, 2005 and March 31, 2006, the Company’s property and equipment, net of accumulated depreciation and amortization in foreign countries was approximately $1,744,000 and $1,498,000, respectively. At December 31, 2005 and March 31, 2006, the Company’s intangible assets in the United States, net of accumulated amortization, were approximately $650,000 and $613,000, respectively.

Note 11. Commitments and Contingencies

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

Risk factors that could cause actual results to differ from those contained in the forward-looking statements including but are not limited to: changes in government policies; uncertain political conditions in international markets; deriving a significant portion of revenues from a limited number of customers; deriving a significant portion of revenues from the sale of solutions pursuant to government contracts; failure of the biometrics market to experience significant growth; failure of our products to achieve broad acceptance; potential fluctuations in quarterly and annual results; changes in our effective tax rate; failure to successfully compete; failure to comply with government regulations; failure to accurately predict financial results due to long sales cycles; negative publicity and/or loss of clients due to security breaches resulting in the disclosure of confidential information; loss of export licenses or changes in export laws; failure to manage projects; rapid technology change in the biometrics market; loss of a key member of management team; termination of backlog orders; loss of limited source suppliers; negative audits by government agencies; failure to protect intellectual property; and exposure to intellectual property and product liability claims.

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues in the first quarter of 2006 due to the completion of a number of significant contracts and the timing of revenue recognition related to contracts entered into in previous periods. While we believe that the prospects for growth in the biometrics market are good and that we are well positioned in this market, a number of very large AFIS awards are currently pending and will be decided in the remainder of 2006 or 2007, any of which could have a material impact on our revenues. If we are unable to secure some or all of these pending awards, then our revenues will likely be lower in 2006 than they were in 2005.

Sources of Revenue

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

The most significant portion of our revenues since the fourth quarter of 2003 has arisen from increased demand by the DHS and the CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national, regional and local elections. We anticipate that both of these customers will account for a significant portion of our revenues for the foreseeable future. We do not have any long-term contracts with the DHS or the CNE for the sale of our products, and our future sales to the DHS and the CNE will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the CNE could cause our revenues to fall short of our expectations.

We also expect to experience increased demand from a number of other governments as they deploy AFIS solutions in elections, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, in Canada, we have made significant progress in working with the RCMP’s Real Time Identification Initiative, and in Europe, we have partnered with Siemens in bidding for the EU VIS program, which is expected to be awarded this summer with an initial system deployment by the end of this calendar year. While we believe our technology and proven experience in running similar programs will be a factor in the decision, the award of this contract is highly competitive, and we can provide no assurance that we will win. In conjunction with the EU VIS program, we also have opportunities with the individual EU countries that are required to install AFIS systems that are interoperable with the EU VIS program. Notwithstanding our expectations regarding demand for these solutions and timing of the awards, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

Cost of Revenue and Operating Expenses

Cost of Revenues. Cost of product revenue consists principally of compensation costs incurred in designing, integrating, installing and in some cases, customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and subcontractor costs. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs, training and professional service expenses, including compensation. Cost of revenue also includes stock-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, fees paid to consultants and outside service providers, depreciation of development and test equipment, prototyping expenses related to the design, development, testing and enhancements of our products, and the cost of computer support services. We expense all research and development costs as incurred. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Research and development expenses also include stock-based compensation allocable to personnel performing services related to research and development.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include stock-based compensation allocable to personnel performing services related to sales and marketing.

General and Administrative. General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, insurance, information technology, administrative activities and legal and accounting fees. General and administrative expenses also include stock-based compensation allocable to personnel performing general and administrative services.

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

We consider the following accounting estimates to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment:

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

Maintenance Revenue

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

Services Revenue

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

Deferred Revenue. Our deferred revenue balance results primarily from payments received from customers in advance of recognition of the related revenue and, to a lesser extent, from invoicing of customers prior to recognition of the related revenue. For example, certain customers, such as the National Electoral Council (“CNE”) of Venezuela, make upfront payments resulting in cash collected prior to our recognition of revenue. These payments can be significant. We record this upfront payment as deferred revenue and reduce the deferred revenue balance as revenue is recognized. As a result, our deferred revenue balance fluctuates from quarter to quarter because it is a function of the timing of (i) the receipt of cash payments from those customers who pay in advance of revenue recognition, (ii) invoicing of customers in advance of revenue recognition and (iii) amortization of deferred revenues into revenues. Deferred revenues also consist of payments received in advance from our customers for maintenance agreements, under which revenues are recognized ratably over the term of the maintenance period. However, the fluctuation in the deferred revenue balance from quarter to quarter is generally not significantly affected by the deferred maintenance revenue. Because the mix of customers who pay or are invoiced in advance of revenue recognition changes from period to period, fluctuations in our deferred revenue balance are not a reliable indicator of total revenue to be recognized in any future period. Our cash flow from operations is also affected each quarter as a result of fluctuations in the deferred revenue balance.

Commitments and Contingencies . We periodically evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of March 31, 2006, our net deferred tax assets were approximately $51.5 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the quarter ended March 31, 2006 was, and we expect our tax rate to continue to be, impacted as a result of the disqualifying disposition of incentive stock options and research and development tax credits. Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded stock-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements is credited to additional paid-in capital.

Accounting for Stock-Based Compensation. Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complied with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost, if any, was recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. Prior to January 1, 2006, we recorded compensation expense for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1,

2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of approximately $1.4 million or $0.01 per diluted share for the three months ended March 31, 2006.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 3 of our condensed consolidated financial statements. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on our common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2005	2006
Consolidated Statements of Operations Data:
Revenues:
Product revenues	88.7%	74.2%
Maintenance and services revenues	11.3	25.8

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	38.8	31.1
Cost of maintenance and services revenues	3.4	7.3

Total cost of revenues	42.2	38.4

Gross profit	57.8	61.6

Operating expenses:
Research and development	6.8	10.0
Selling and marketing	5.5	8.1
General and administrative	6.7	11.8

Total operating expenses	19.0	29.9

Income from operations	38.8	31.7
Interest income	3.9	15.3
Other , net	1.0	—
Income before income taxes	43.5	47.0
Income tax (benefit) provision	15.4	17.4

Net income	28.1%	29.6%

Comparison of Results for the Three Months Ended March 31, 2005 and 2006

Revenues. Revenues were $22.7 million for the three months ended March 31, 2006 compared to $35.8 million for the three months ended March 31, 2005. Product revenues were $16.9 million for the three months ended March 31, 2006 compared to $31.8 million for the three months ended March 31, 2005. The $14.9 million decrease in product revenues resulted primarily from a $13.1 million decrease in revenues generated from the CNE and a $2.9 million decrease in revenues from the DHS, offset in part by revenues from new customers, including the Royal Canadian Mounted Police. During the three months ended March 31, 2006, we recognized revenue of approximately $2.7 million for AFIS solutions delivered to the CNE compared to $15.8 million for the three months ended March 31, 2005. The decrease in revenue from the CNE is primarily attributed to the completion in fiscal 2005 of certain of the arrangements under which we provided AFIS solutions to the CNE. Maintenance and services revenues increased by 44% to approximately $5.9 million for the three months ended March 31, 2006 from approximately $4.1 million for the three months ended March 31, 2005. The $1.8 million increase was due to an increase in maintenance revenues and engineering services associated with increasing product sales in prior periods, as well as the generally increasing size of the installed base of customers who purchase maintenance.

Gross Profit. Gross profit as a percentage of revenues was 61.6% for the three months ended March 31, 2006 compared to 57.8% for the same period of the prior year. Product gross margins were 58.0% for the three months ended March 31, 2006 compared to 56.2% for the three months ended March 31, 2005. The increase in margins on product revenues was primarily due to a shift in product mix away from CNE, which has higher costs. The solutions developed for the CNE required a significant amount of hardware, which we acquired from third parties and then sold to the CNE. Sales of hardware typically result in lower margins than sales of software licensing and services. The effect of the decrease of the portion of our revenues from sales of equipment in the three months ended March 31, 2006 was partially offset by the allocation of fixed overhead costs over a lower revenue base. Costs of product revenues decreased to approximately $7.1 million for the three months ended March 31, 2006 from approximately $13.9 million for the three months ended March 31, 2005. Maintenance and services gross margins were essentially level at 71.9% for the three months ended March 31, 2006 compared to 70.0% for the three months ended March 31, 2005. Costs of maintenance and service revenues increased to approximately $1.6 million for the three months ended March 31, 2006 from approximately $1.2 million for the three months ended March 31, 2005.

Research and Development. Research and development expenses decreased to approximately $2.3 million, or 10% of revenues, for the three months ended March 31, 2006 compared to approximately $2.4 million, or 6.8% of revenues for the three months ended March 31, 2005. The $175,000 decrease was due to a reduction in total compensation costs of approximately $288,000 during the three months ended March 31, 2006 compared to the same period of the prior year as a result of a $298,000 decrease in stock compensation expense which was partially offset by an increase of $10,000 in other employee compensation related costs, such as payroll and employee benefits. A decrease in outside development fees of approximately $239,000 also contributed to the decrease in research and development expenses. These decreases were partially offset by an increase of $154,000 in development expenses incurred primarily as a result of an increase in headcount and an aggregate increase of approximately $160,000 in supplies, equipment maintenance, consultant fees and travel expenses incurred in the development our products.

Selling and Marketing. Selling and marketing expenses decreased to approximately $1.8 million, or 8.1% of revenues, for the three months ended March 31, 2006 compared to approximately $2.0 million, or 5.5% of revenues, for the three months ended March 31, 2005. The $117,000 decrease was primarily due to a decrease in third party consulting and professional service fees of approximately $259,000, which was partially offset by an increase in compensation costs of approximately $200,000 due to an increase in headcount. A decrease in travel related costs totaling approximately $69,000 also contributed to the decrease in sales and marketing expenses for the three months ended March 31, 2006 compared to the same period in the prior year.

General and Administrative. General and administrative expenses increased to approximately $2.7 million, or 11.8% of revenues, for the three months ended March 31, 2006 compared to approximately $2.4 million or 6.7% of revenues, for the three months ended March 31, 2005. The $302,000 increase was primarily due to a $259,000 increase in accounting and consulting fees due to costs incurred to meet the requirements of the Sarbanes-Oxley Act of 2002. Costs such as directors, officers and business insurance increased approximately $52,000 during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Compensation costs decreased approximately $111,000 primarily as a result of a $170,000 decrease in stock compensation expense which was partially offset by an increase of $60,000 in other employee compensation related costs, such as payroll and employee benefits, due to an increase in headcount.

Interest Income. We earned interest income of approximately $3.5 million during the three months ended March 31, 2006 compared to approximately $1.4 million during the three months ended March 31, 2005. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds of approximately $96.8 million from our public offering in June 2005 as well as cash generated from operations and higher interest rates.

Income Tax Provision. We recognized an income tax provision of approximately $3.9 million, with an effective tax rate of 36.9%, during the three months ended March 31, 2006 as a result of the net income earned in the period. Our effective tax rate of 36.9% for the three months ended March 31, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by state research and development credits. We recognized an income tax provision of approximately $5.5 million, with an effective tax rate of 35.5%, during the three months ended March 31, 2005 as a result of the net income incurred in the period. Our effective tax rate of 35.5% for the three months ended March 31, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by Company personnel. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising approximately $228.6 million in our initial public offering in September 2004 and approximately $96.8 million in a subsequent public offering in June 2005. As of March 31, 2006, we had approximately $18.4 million in cash and cash equivalents and approximately $366.2 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash provided by (used in) operating activities was approximately $33.4 million and $(2.7) million during the three months ended March 31, 2006 and 2005, respectively. The cash provided by operating activities during the three months ended March 31, 2006 primarily resulted from net income of approximately $6.7 million adjusted for non-cash reconciling items, the most significant of which were deferred income taxes of approximately $3.7 million and stock-based compensation expense of approximately $1.4 million. Cash provided by operating activities during the three months ended March 31, 2006 was also significantly impacted by a $23.5 million decrease in billed accounts receivable and a $1.2 million decrease in inventory and contract related costs partially offset by a $2.8 million decrease in deferred revenues. The decrease in cash provided by operating activities during the three months ended March 31, 2005 resulted from net income of $10.1 million adjusted for non-cash reconciling items, the most significant of which were stock-based compensation expense of $1.8 million, the tax benefit from stock option transactions of $5.5 million, a decrease in inventory and contract related costs of $12.3 million and an increase in accrued expenses of $2.1 million. These items were offset by a decrease in deferred revenues of $19.9 million, an increase in billed accounts receivable of $8.1 million and a decrease in income taxes payable of $5.7 million.

For the three months ended March 31, 2006 and 2005, cash used in investing activities was approximately $35.4 million and $1.4 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments. Approximately $35.1 million and $1.3 million of cash used during the three months ended March 31, 2006 and 2005, respectively, represented the net increase of investments in marketable securities.

For the three months ended March 31, 2006 and 2005, cash provided by financing activities was approximately $511,000 and $807,000, respectively, which represented proceeds collected from the exercise of stock options.

Effective October 2005, we purchased a property in Pasadena, California for approximately $26.0 million to provide for the expansion of our workforce. It is likely that the development of such acquired property will require an expenditure of a material amount of capital resources. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We do not expect that the adoption of SFAS No. 155 will have a significant impact on the consolidated results of operations or financial position of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although we generally bill for our products and services mostly in U.S. dollars, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. A strengthening of the dollar could make our products and services less competitive in foreign markets and therefore could reduce our revenues. We are billed by and pay substantially all of our vendors in U.S. dollars. In the future, an increased portion of our revenues and costs may be denominated in foreign currencies. To date, exchange rate fluctuations have had little impact on our operating results. We do not enter into derivative instrument transactions for trading or speculative purposes.

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

As reported in our 2005 Form 10-K, management concluded that as of December 31, 2005, certain deficiencies in our internal controls surrounding revenue accounting and the development of our statement of cash flows constituted “material weaknesses” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. Our efforts to remediate the deficiencies in our internal controls include the augmentation and reallocation of resources within our finance group, the implementation of additional checklists, and more timely review of non-routine transactions.

Management believes that the steps implemented during the three months ended March 31, 2006 have been sufficient to address the internal control deficiency surrounding the statement of cash flows, and we conclude that these controls were operating effectively at March 31, 2006. However, management believes that the new internal controls related to revenue accounting must operate effectively for a sufficient period of time to validate a conclusion that such controls are effective, and as of March 31, 2006, management does not believe this criterion has been satisfied. As a result, management has concluded that, in light of the failure to confirm remediation of the material weakness related to revenue accounting, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

There were no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In 2005 and for the three months ended March 31, 2006, we derived 69% and 54%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted for 54% of revenues during the three months ended March 31, 2006, including the DHS, the CNE and the Royal Canadian Mounted Police, which accounted for 32%, 12% and 10% of revenues, respectively. In 2005, the DHS and the CNE collectively accounted for 69% of revenues, or 31% and 38%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially.

None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2005 and for the three months ended March 31, 2006, we derived 54.5% and 57.6%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	diversified technology providers such as Motorola (through its Motorola Biometrics Solutions division), NEC and Safran Group (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies, Identix and Smith Heimann Biometrics;

•	prime government contractors, such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometric solutions, such as AuthenTec, BioScrypt, Dermalog and UPEK.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. In connection with the audit of our financial statements for the year ended December 31, 2005, we identified material weaknesses in our controls related to the recognition of revenue and the preparation of our statement of cash flows. There can be no assurance that our controls over financial processes and reporting will be effective in the future. For more information, see Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2005.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 53% of our revenues in 2005 and 37% of our revenues for the three months ended March 31, 2006 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2005 and for the three months ended March 31, 2006, sales to customers in these markets accounted for 99% and 97% of our revenues, respectively. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 54% of our outstanding common stock as of March 31, 2006. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

Because competition for highly qualified project managers and technical personnel is intense, we may not be able to attract and retain the managers we need to support our planned growth.

To execute our growth plan, we must attract and retain highly qualified project managers. Competition for hiring these managers is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating biometrics solutions. We may not be successful in attracting and retaining qualified managers. Many of the companies with which we compete for hiring experienced managers have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key managers. Furthermore, proposed changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to join our company. If we fail to attract new personnel or fail to retain and motivate our current managers, our business and future growth prospects could be severely harmed.

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

In 2005 and for the three months ended March 31, 2006, revenues outside of the Americas accounted for approximately 6% and 17%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

The implementation of new accounting rules related to the expensing of stock-based awards affected our reported results of operations for the first quarter of 2006 and will continue to impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

Effective January 1, 2006 we adopted SFAS 123R. SFAS 123R requires all share-based payment awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The adoption of SFAS 123R has an adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings. Our net income for the three months ended March 31, 2006 reflected stock-based compensation expense of $1.4 million as a result of our adoption of SFAS 123R. As of March 31, 2006, there was $5.6 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 1.8 years. Based on currently outstanding options, total stock-based compensation expense for fiscal year 2006 is expected to be approximately $4.5 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Notes 1 and 3 of Notes to Condensed Consolidated Financial Statements (unaudited). SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

Item 6.	Exhibits

Exhibit Number	Description of Documents
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.3(2)	Bylaws of the Registrant

4.1(3)	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with a Current Report on Form 8-K dated November 1, 2004.

(2)	Filed with initial Registration Statement on Form S-1 (File No. 333-115535) dated May 14, 2004.

(3)	Field with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-115535) dated September 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2006