Form 10-Q/A
period 2006-03-31
Cogent, Inc.
filed 2006-06-08
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The undersigned registrant hereby amends is Quarterly Report on Form 10-Q for the period ended March 31, 2006 solely for the purpose of providing corrected certifications pursuant to Exchange Act Rule 13a-14(a). Such certifications have been corrected by inserting the statutory reference to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that was inadvertently omitted from the introductory sentence of paragraph 4 of the certifications previously filed as Exhibits 31.1 and 31.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

This Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ended March 31, 2006 and, other than as described above, does not modify or update the disclosures in the original Quarterly Report on Form 10-Q in any way.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 8, 2006

Cogent, Inc.

/s/ PAUL KIM
Paul Kim Chief Financial Officer