Form 10-Q
period 2006-06-30
Cogent, Inc.
filed 2006-08-08
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes  ☐    No  ☒

As of August 1, 2006, there were 94,343,783 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,805	$27,913
Investments in marketable securities	281,394	337,210
Billed accounts receivable, net of allowance for doubtful accounts of $429 at December 31, 2005 and $635 at June 30, 2006	42,804	7,323
Unbilled accounts receivable	3,257	2,090
Inventory and contract related costs	16,443	20,731
Prepaid expenses and other current assets	6,285	7,776
Deferred income taxes	33,140	33,070

Total current assets	403,128	436,113
Investments in marketable securities	49,401	33,157
Inventory and contract related costs	3,779	—
Property and equipment, net	33,136	32,822
Restricted cash	487	516
Deferred income taxes	22,106	16,513
Intangible and other assets	1,228	1,267

Total assets	$513,265	$520,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,873	$1,939
Accrued expenses	4,958	3,019
Income taxes payable	534	757
Deferred revenues	34,573	38,326

Total current liabilities	43,938	44,041
Long-term liabilities
Deferred revenues	10,585	3,788
Other liabilities	130	130

Total liabilities	54,653	47,959

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and June 30, 2006, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 93,192,192 and 94,311,758 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	120	120
Additional paid-in capital	418,031	417,432
Deferred stock-based compensation	(3,980)	—
Retained earnings	45,291	55,608
Accumulated other comprehensive loss	(850)	(731)

Total stockholders’ equity	458,612	472,429

Total liabilities and stockholders’ equity	$513,265	$520,388

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2006	2005	2006
Revenues:
Product revenues	$35,557	$7,319	$67,337	$24,187
Maintenance and services revenues	3,797	5,898	7,858	11,761

Total revenues	39,354	13,217	75,195	35,948

Cost of revenues:
Cost of product revenues (1)	14,663	4,303	28,568	11,385
Cost of maintenance and services revenues (1)	1,375	1,491	2,592	3,140

Total cost of revenues	16,038	5,794	31,160	14,525

Gross profit	23,316	7,423	44,035	21,423

Operating expenses:
Research and development (1)	2,268	1,950	4,709	4,217
Selling and marketing (1)	1,977	1,906	3,933	3,745
General and administrative (1)	2,317	2,669	4,709	5,362

Total operating expenses	6,562	6,525	13,351	13,324

Operating income	16,754	898	30,684	8,099
Other income:
Interest income	1,570	4,182	2,958	7,671
Other, net	112	453	396	457

Total other income	1,682	4,635	3,354	8,128

Income before income taxes	18,436	5,533	34,038	16,227
Income tax provision	3,988	1,963	9,525	5,910

Net income	$14,448	$3,570	$24,513	$10,317

Basic net income per share	$0.17	$0.04	$0.29	$0.11

Diluted net income per share	$0.16	$0.04	$0.27	$0.11

Shares used in computing basic net income per share	86,129	94,203	84,057	93,945

Shares used in computing diluted net income per share	92,279	96,063	92,069	96,063

----------------------- (1) Includes stock-based compensation expense as follows (Notes 1 and 3):
Cost of product revenues	$70	$73	$137	$159
Cost of maintenance and services revenues	122	132	250	303
Research and development expenses	485	180	1,013	411
Selling and marketing expenses	393	369	823	772
General and administrative expenses	577	434	1,242	928

	$1,647	$1,188	$3,465	$2,573

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended, June 30,
	2005	2006
Cash Flows from operating activities:
Net income	$24,513	$10,317
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Tax benefit from stock option transactions	49,232	—
Depreciation and amortization	905	934
Allowance for doubtful accounts	210	9
Share-based compensation expense	3,279	2,573
Amortization of premium (discount) on available for sale securities	19	(857)
Deferred income taxes	—	5,594
Changes in assets and liabilities:
Billed accounts receivable	(22,978)	35,472
Unbilled accounts receivable	(453)	1,167
Inventory and contract related costs	17,971	(433)
Prepaid expenses and other current assets	(1,104)	(1,489)
Other assets	(362)	(113)
Deferred tax asset from stock option transactions	(39,720)	—
Accounts payable	644	(1,992)
Accrued expenses	2,154	(1,944)
Income taxes payable	(5,681)	223
Deferred revenues	(36,839)	(3,044)

Net cash (used in) provided by operating activities	(8,210)	46,417

Cash Flows from investing activities:
Proceeds from sale of available-for-sale securities	405,672	618,390
Purchase of available-for-sale securities	(506,113)	(656,927)
Purchase of patents	(750)	—
Purchase of property and equipment	(152)	(542)

Net cash used in investing activities	(101,343)	(39,079)

Cash Flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	96,859	—
Proceeds from the issuance of common stock under an ESPP plan	801	—
Proceeds from the exercise of stock options	2,922	735

Net cash provided by financing activities	100,582	735

Effect of exchange rate changes on cash	(35)	35

Net (decrease) increase in cash and cash equivalents	(9,006)	8,108
Cash and cash equivalents, beginning of period	27,004	19,805

Cash and cash equivalents, end of period	$17,998	$27,913

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$2,072	$6,167
Income taxes	$(6,255)	$(1)
Non-cash financing activities
Capitalized share-based compensation expense (inventory and contract related costs)	$12	$73
Conversion of property and equipment to inventories	$102	$—

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General

Company Background

Cogent, Inc. and subsidiaries (“Cogent” or “Company”) was initially incorporated in the state of California on April 20, 1990 as Cogent Systems, Inc. and was reincorporated in Delaware on May 3, 2004 as Cogent, Inc. Cogent is a provider of advanced automated fingerprint identification systems (“AFIS”) solutions, which typically consist of Cogent’s Programmable Matching Accelerator (“PMA”) servers and other AFIS equipment, including work stations and live-scans, bundled with Cogent’s proprietary software, and other fingerprint biometrics products and solutions, to governments, law enforcement agencies and other organizations worldwide. Cogent also provides professional services, technical support and maintenance services to its customers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2006 and the condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2006 and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2006.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2006, and its results of operations for the three and six months ended June 30, 2005 and 2006 and its cash flows for the six months ended June 30, 2005 and 2006. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the December 31, 2005 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Concentration

The Company derives a significant portion of its revenues from a limited number of customers. Customers A and B collectively accounted for 86% of revenues, or 45% and 41%, respectively, during the three months ended June 30, 2005. Customers A and B collectively accounted for 28% of revenues or 10% and 18% of revenues, respectively, during the three months ended June 30, 2006. Customers A and B collectively accounted for 78% of revenues, or 36% and 42%, respectively, during the six months ended June 30, 2005. Customers A and B collectively accounted for 38% of revenues or 24% and 14% of revenues, respectively, during the six months ended June 30, 2006.

Reclassifications

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to the adoption of FAS 123R, the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, the Company recorded compensation cost equal to the excess of the fair value of its common stock over the option exercise price on the date of grant over the respective vesting period. Prior to the adoption of FAS 123R, share-based compensation costs were reported in a separate line item. However, since the adoption of FAS 123R, and in accordance with Staff Accounting Bulletin (“SAB”) 107, the Company has presented the expense related to share based compensation in the same line items as cash compensation paid to employees. Under SAB 107, the Company is precluded from displaying share-based compensation as a single line item in the income statement and the Company has reclassified the share based compensation expense amounts for the three and six months ended June 30, 2005 to conform to the current period presentation.

The reclassification of share compensation expense for the three and six months ended June 30, 2005 is further explained as follows:

	Three months ended June 30, 2005
	As Previously Reported	Reclassification	As Currently Reported
Cost of product revenues	$14,593	$70	$14,663
Cost of maintenance and services revenues	1,253	122	1,375
Amortization of stock based compensation	192	(192)	—

Total cost of revenues	$16,038	$—	$16,038

Research and development	$1,783	$485	$2,268
Selling and marketing	1,584	393	1,977
General and administrative	1,740	577	2,317
Amortization of stock based compensation	1,455	(1,455)	—

Operating expenses	$6,562	$—	$6,562

	Six months ended June 30, 2005
	As Previously Reported	Reclassification	As Currently Reported
Cost of product revenues	$28,431	$137	$28,568
Cost of maintenance and services revenues	2,342	250	2,592
Amortization of stock based compensation	387	(387)	—

Total cost of revenues	$31,160	$—	$31,160

Research and development	$3,696	$1,013	$4,709
Selling and marketing	3,110	823	3,933
General and administrative	3,467	1,242	4,709
Amortization of stock based compensation	3,078	(3,078)	—

Operating expenses	$13,351	$—	$13,351

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Note 3 – Share-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other share-based incentives to employees. The plans are described in more detail in Note 10 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB 25 and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of FASB Statement No. 123.”

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

Certain options issued during the years ended December 31, 2003 and 2004 were considered compensatory because, on the date of grant, the option exercise price was less than the deemed fair value of the underlying common stock. Under APB 25, share-based compensation expense was calculated as the difference, on the date of grant, between the fair value of the underlying common stock and the exercise price of the option. At December 31, 2005, the Company had an aggregate of approximately $4.0 million of deferred share-based compensation remaining to be amortized. Upon the adoption of SFAS 123R, the balance of deferred share-based compensation was eliminated against additional paid-in capital.

The following table summarizes the incremental effect of the adoption of SFAS 123R based on the calculation of share-based compensation expense for share options under the modified prospective transition method, over the share-based compensation expense under the intrinsic value method of APB 25 for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands, except per share data)
Reduction of operating income and income before income taxes	$389	$813
Income tax benefit	(136)	(293)

Reduction of net income	$253	$520

Reduction of net income per share from continuing operations:
Basic	$0.00	$0.01

Diluted	$0.00	$0.01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, the Company did not record tax benefits from stock options in excess of previously recognized compensation, due to previously recognized deferred tax assets as a result of net operating losses generated for tax purposes. Accordingly, a tax benefit of approximately $3.3 million was not recognized in cash flows from operations during the six months ended June 30, 2006.

The fair values of each award granted under the Company’s stock option plans during the three and six months ended June 30, 2005 and 2006 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Volatility	83%	46%	84%	46%
Risk-free interest rate	3.73%	4.97%	3.80%	4.80%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	4.0	6.1	4.0	6.1

In March 2005, the SEC issued SAB 107, which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on the Company’s common stock, consistent with SFAS 123R and SAB 107. The use of implied volatility was based upon the availability of actively traded options on its common stock and management’s assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. SFAS 123R also requires the Company to estimate forfeitures in calculating the share-based compensation expense relating to options granted prior to the January 1, 2006 adoption date, as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. No adjustment was recorded as the cumulative effect of the adjustment to account for such forfeitures, net of tax, was not material to the consolidated statement of income. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated multiple option approach in accordance with the provisions of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted was calculated using the “simplified method” in accordance with SAB 107. The weighted average estimated grant date fair values of options granted under the Company’s stock option plans for the three and six months ended June 30, 2005 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Weighted average fair value	$13.34	$8.31	$15.20	$9.41

As of June 30, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.7 years. Based on currently outstanding options, total share-based compensation expense for fiscal year 2006 is expected to be approximately $4.6 million.

The options outstanding as of June 30, 2006 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:

	Number of options	Weighted Average Exercise Price
Outstanding, December 31, 2005	3,718,748	$2.88
Granted	87,500	18.40
Exercised	(1,119,566)	0.65
Canceled or forfeited	(25,125)	12.51

Outstanding June 30, 2006	2,661,557	$4.24

Exercisable at June 30, 2006	1,031,075	$2.02

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

	Six Months Ended June 30, 2006	Weighted Average Grant-Date Fair Value
Nonvested options as of December 31, 2005	2,063,234	$7.58
Granted	87,500	9.41
Vested	(495,127)	6.19
Forfeited	(25,125)	10.34

Nonvested options as of June 30, 2006	1,630,482	7.79

A total of 3,805,237 options remain available for grant under the Company’s share-based compensation plans at June 30, 2006. The following tables further describe stock options outstanding at June 30, 2006.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at June 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$0.30	$0.60	203,802	4.4	$0.35	$3,001	203,802	4.4	$0.35	$3,001
0.75	0.75	589,060	6.7	0.75	8,435	241,935	6.7	0.75	3,464
1.00	1.00	1,029,902	7.5	1.00	14,491	365,558	7.5	1.00	5,143
4.50	11.00	535,468	8.0	5.06	5,362	200,338	8.0	4.95	2,028
14.16	34.43	303,325	9.3	23.15	10	19,442	8.7	24.33	—

0.30	34.43	2,661,557	7.4	4.24	$31,299	1,031,075	6.8	2.02	$13,636

The Company defines in-the-money options at June 30, 2006 as options that had exercise prices that were lower than the $15.07 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 2.4 million shares that were in-the-money at that date. There were 1.0 million in-the-money options exercisable at June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2006 was approximately $168.9 million and $22.8 million, respectively, determined as of the date of exercise.

The following table details the effect on net income and earnings per share had compensation expense for the employee share-based awards been recorded in the three and six months ended June 30, 2005, based on the fair value method under FAS 123.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share data)
Net income as reported	$14,448	$24,513
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	1,575	3,271
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards—net of the related tax effects	(1,704)	(3,475)

Pro forma net income	$14,319	$24,309

Net Income per share
Basic as reported	$0.17	$0.29

Basic—pro forma	$0.17	$0.29

Diluted as reported	$0.16	$0.27

Diluted—pro forma	$0.16	$0.26

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2005	June 30, 2006
	(in thousands)
Type of Security:
Short-term instruments	$81,696	$85,104
Corporate debt securities with maturities of less than one year	98,472	131,338
Municipal securities with maturities of less than one year	58,270	51,887
U.S. government securities with maturities of less than one year	42,956	68,881

Total short-term investments	281,394	337,210

Corporate debt securities with maturities between one and three years	26,979	26,129
U.S. government securities with maturities between one and three years	22,422	7,028

Total long-term investments	49,401	33,157

	$330,795	$370,367

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized loss on available for sale securities totaled approximately $1.4 million and $1.2 million at December 31, 2005 and June 30, 2006, respectively. The Company utilizes specific identification in computing realized gains and losses on the sale of investments. Realized gains and losses are reported in other income and expense and were zero for the three and six months ended June 30, 2005 and 2006, respectively.

Note 5.	Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2005	June 30, 2006
	(in thousands)
Materials and components	$1,671	$2,396
Inventory and costs related to long-term contracts	323	3,926
Deferred costs of revenue	18,228	14,409

	$20,222	$20,731

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to costs of revenue at the time revenues are recognized. The long-term component of inventory and contract related costs of approximately $3.8 million and zero at December 31, 2005 and June 30, 2006, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 9).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$14,448	$3,570	$24,513	$10,317

Denominator:
Denominator for basic net income per share—weighted average shares	86,129	94,203	84,057	93,945
Dilutive potential common stock
Stock options	6,150	1,860	8,012	2,118

Denominator for diluted net income per share—adjusted weighted average shares	92,279	96,063	92,069	96,063

Basic net income per share	$0.17	$0.04	$0.29	$0.11

Diluted net income per share	$0.16	$0.04	$0.27	$0.11

During the three months ended June 30, 2005 and 2006, options to purchase 67,000 and 287,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the six months ended June 30, 2005 and 2006, options to purchase 26,000 and 248,000, respectively, were similarly excluded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$14,448	$3,570	$24,513	$10,317
Other comprehensive income:
Change in unrealized loss, net of tax	23	86	(480)	109
Change in foreign currency translation adjustment	(54)	2	(100)	10

Total comprehensive income	$14,417	$3,658	$23,933	$10,436

Note 8.	Income Taxes

During the six months ended June 30, 2005 and 2006, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the financial statements is credited to additional paid-in capital.

During the six months ended June 30, 2005 and 2006, a total of 6,911,142 and 1,119,566 stock options were exercised resulting in net proceeds to the Company of approximately $2,922,000 and $735,000, respectively. As a result of the disqualifying dispositions of incentive stock options during the six months ended June 30, 2005, the Company recorded tax benefits from stock option transactions which totaled approximately $39.7 million. In accordance with SFAS 123R, the Company did not record a credit to additional paid in capital during the six months ended June 30, 2006 due to previously recognized deferred tax assets recorded as a result of net operating losses generated for tax purposes. A credit of approximately $3.3 million will be recorded when the tax benefit is realizable by the Company, in a future period.

Note 9.	Deferred Revenues and Deferred Costs

In the second quarter of 2005, the Company entered into a contract with a total value of approximately $31.8 million with the National Electoral Council (“CNE”) of Venezuela. The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contracts also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because vendor-specific objective evidence, or VSOE, of the maintenance element of this contract does not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contract upon customer acceptance of all deliverables which was received in the second quarter of 2006. Revenue recognized under the contract with the CNE was $2.4 million during the three and six months ended June 30, 2006. Deferred revenue related to the contract totaled approximately $28.7 million and $26.3 million as of December 31, 2005 and June 30, 2006, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the contractual maintenance period.

Note 10.	Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended June 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$5,821	$341	$694	$463	$7,319
Maintenance and services revenues	5,169	358	166	205	5,898

Total	$10,990	$699	$860	$668	$13,217

	Three months ended June 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$35,115	$18	$394	$30	$35,557
Maintenance and services revenues	2,708	745	134	210	3,797

Total	$37,823	$763	$528	$240	$39,354

	Six months ended June 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$19,622	$2,236	$1,864	$465	$24,187
Maintenance and services revenues	10,129	860	365	407	11,761

Total	$29,751	$3,096	$2,229	$872	$35,948

	Six months ended June 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$63,528	$81	$1,828	$1,900	$67,337
Maintenance and services revenues	6,278	1,095	274	211	7,858

Total	$69,806	$1,176	$2,102	$2,111	$75,195

At December 31, 2005 and June 30, 2006, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was approximately $31,392,000 and $31,536,000, respectively. At December 31, 2005 and June 30, 2006, the Company’s property and equipment, net of accumulated depreciation and amortization in foreign countries was approximately $1,744,000 and $1,286,000, respectively. At December 31, 2005 and June 30, 2006, the Company’s intangible assets in the United States, net of accumulated amortization, were approximately $650,000 and $575,000, respectively.

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

Note 12.	Stock Repurchase Program

In August 2006, the Company’s Board of Directors authorized a program to repurchase shares of Cogent’s common stock. Acting pursuant to this approval, the Company announced on August 2, 2006 that it may repurchase up to $30.0 million of shares over a period of six months following that announcement. The shares are to be purchased in the open market or in privately negotiated transactions in accordance with the requirements of the SEC, and subject to market conditions, applicable legal requirements and other factors. The repurchase of shares will be made using the Company’s cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the U.S. Securities and Exchange Commission (SEC).

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues in the six months ended June 30, 2006 due to the completion of a number of significant contracts and the timing of revenue recognition related to contracts entered into in previous periods. While we believe that the prospects for growth in the biometrics market are good and that we are well positioned in this market, a number of very large AFIS awards are currently pending and will be decided in the remainder of 2006 or 2007, any of which could have a material impact on our revenues. We expect that our revenues will likely be lower in 2006 than they were in 2005.

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

We also expect to experience increased demand from a number of other governments as they deploy AFIS solutions in elections, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, in Canada, we have been awarded an initial contract and several follow-on orders, and believe we may receive additional follow-on orders relating to the RCMP’s Real Time Identification Initiative, and in Europe, we have partnered with Siemens in bidding for the EU VIS program, which is expected to be awarded this fall. While we believe our technology and proven experience in running similar programs will be a factor in the decision, the award of this contract is highly competitive, and we can provide no assurance that we will win. In conjunction with the EU VIS program, we also have opportunities with the individual EU countries that are required to install AFIS systems that are interoperable with the EU VIS program. Notwithstanding our expectations regarding demand for these solutions and timing of the awards, the quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

Cost of Revenue and Operating Expenses

Cost of Revenues. Cost of product revenue consists principally of compensation costs incurred in designing, integrating, installing and in some cases, customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and subcontractor costs. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs, training and professional service expenses, including compensation. Cost of revenue also includes share-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

Research and Development. Research and development expenses consist primarily of salaries and related expenses for engineering personnel, fees paid to consultants and outside service providers, depreciation of development and test equipment, prototyping expenses related to the design, development, testing and enhancements of our products, and the cost of computer support services. We expense all research and development costs as incurred. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Research and development expenses also include share-based compensation allocable to personnel performing services related to research and development.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, public relations and advertising, along with promotional and trade show costs and travel expenses. Sales and marketing expenses also include share-based compensation allocable to personnel performing services related to sales and marketing.

General and Administrative. General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, insurance, information technology, administrative activities and legal and accounting fees. General and administrative expenses also include share-based compensation allocable to personnel performing general and administrative services.

In April 2005, we initiated a lawsuit against the prime contractor for the United Kingdom Home Office IDENT1 procurement, based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust and unfair competition. We are seeking compensatory and punitive damages. However, there can be no assurance that we will be successful in this legal action. As of June 30, 2006 we had incurred approximately $710,000 in legal expense, which is recorded in general and administrative expenses in our consolidated financial statements, and we expect to continue to incur a material amount of expenses related to this legal action in the foreseeable future.

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

We consider the following accounting estimates to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	commitments and contingencies;

•	allowance for doubtful accounts;

•	accounting for taxes; and

•	accounting for share-based compensation.

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

Revenue Recognition Criteria

We recognize revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of June 30, 2006, our net deferred tax assets were approximately $49.6 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the quarter ended June 30, 2006 was, and we expect our tax rate to continue to be, impacted as a result of the disqualifying disposition of incentive stock options and research and development tax credits. Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded share-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements is credited to additional paid-in capital.

Accounting for Share-Based Compensation. Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complied with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost, if any, was recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. Prior to January 1, 2006, we recorded compensation expense for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in incremental charges to net earnings of approximately $253,000 or $.00 per diluted share and $520,000 or $0.01 per diluted share for the three and six months ended June 30, 2006, respectively.

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

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Consolidated Statements of Operations Data:
Revenues:
Product revenues	90.4%	55.4%	89.5%	67.3%
Maintenance and services revenues	9.6	44.6	10.5	32.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	37.3	32.5	38.0	31.7
Cost of maintenance and services revenues	3.5	11.3	3.4	8.7

Total cost of revenues	40.8	43.8	41.4	40.4

Gross profit	59.2	56.2	58.6	59.6

Operating expenses:
Research and development	5.8	14.8	6.2	11.7
Selling and marketing	5.0	14.4	5.2	10.4
General and administrative	5.9	20.2	6.3	14.9

Total operating expenses	16.7	49.4	17.7	37.0

Income from operations	42.5	6.8	40.9	22.6
Interest income	4.0	31.6	3.9	21.3
Other , net	0.3	3.4	0.5	1.3

Income before income taxes	46.8	41.8	45.3	45.2
Income tax provision	10.1	14.9	12.7	16.4

Net income	36.7%	26.9%	32.6%	28.8%

Comparison of Results for the three months ended June 30, 2006 and 2005

Revenues. Revenues were approximately $13.2 million for the three months ended June 30, 2006 compared to approximately $39.4 million for the three months ended June 30, 2005. Product revenues were approximately $7.3 million for the three months ended June 30, 2006 compared to approximately $35.6 million for the three months ended June 30, 2005. The $28.3 million decrease in product revenues resulted primarily from a $17.2 million decrease in revenues generated from the DHS and a $13.6 million decrease in revenues from the CNE partially offset by an increase from other various customers. The decrease in revenues from the DHS is primarily a variation in governmental purchase activity and the decrease in revenues from the CNE is primarily attributed to the completion in fiscal 2005 of certain of the arrangements under which we provided AFIS solutions to the CNE. Maintenance and services revenues increased by 55.3% to approximately $5.9 million for the three months ended June 30, 2006 from approximately $3.8 million for the three months ended June 30, 2005. The $2.1 million increase was due to an increase in maintenance and engineering services associated with accumulated product sales from prior periods and the increasing size of our customer base.

Gross Profit. Gross profit as a percentage of revenues was 56.2% for the three months ended June 30, 2006 compared to 59.2% for the same period of the prior year. Product gross margins were 41.2% for the three months ended June 30, 2006 compared to 58.8% for the three months ended June 30, 2005. The decrease in margins on product revenues was primarily due to contract mix and the allocation of fixed overhead costs over a lower revenue base. Maintenance and services gross margins have increased to 74.7% during the three months ended June 30, 2006 from 63.8% during the three months ended June 30, 2005. Costs of maintenance and service revenues increased to approximately $1.5 million for the three months ended June 30, 2006 from approximately $1.4 million for the three months ended June 30, 2005. This is primarily due to the aforementioned increase in maintenance and engineering services associated with accumulated product sales from prior periods and the increasing size of our customer base.

Research and Development. Research and development expenses decreased to approximately $2.0 million, or 14.8% of revenues, for the three months ended June 30, 2006 compared to approximately $2.3 million, or 5.8% of revenues for the three months ended June 30, 2005. The $318,000 decrease was due to a reduction in total compensation costs of $640,000 during the three months ended June 30, 2006 compared to the same period of the prior year as a result of decreases of $305,000 and $155,000 in share compensation expense and bonuses, respectively. These reductions were partially offset by a $184,000 increase in development expenses resulting from an increase in headcount. In addition, we incurred increases in expenses such as supplies, equipment maintenance, consultant fees and travel expenses incurred in the development our products.

Selling and Marketing. Selling and marketing expenses decreased to approximately $1.9 million, or 14.4% of revenues, for the three months ended June 30, 2006 compared to approximately $2.0 million, or 5.0% of revenues, for the three months ended June 30, 2005. The decrease of $71,000 or 4% was primarily due to a reduction in third party consulting and professional service fees of approximately $157,000. The effect of the decrease in consulting and professional fees was partially offset by an increase in compensation costs of approximately $69,000 resulting from an increase in headcount.

General and Administrative. General and administrative expenses increased to approximately $2.7 million, or 20.2% of revenues, for the three months ended June 30, 2006 compared to approximately $2.3 million or 5.9% of revenues, for the three months ended June 30, 2005. The $352,000 or 15% increase was primarily due to a $405,000 increase in legal fees relating to our lawsuit against the prime contractor for the United Kingdom Home Office IDENT1 procurement.

Interest Income. We earned interest income of approximately $4.2 million during the three months ended June 30, 2006 compared to approximately $1.6 million during the three months ended June 30, 2005. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net proceeds of approximately $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Income Tax Provision. We recognized an income tax provision of approximately $2.0 million during the three months ended June 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 35.5% for the three months ended June 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by state research and development credits. We recognized an income tax provision of approximately $4.0 million, with an effective tax rate of 21.6%, during the three months ended June 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 21.6% for the three months ended June 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by Company personnel. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place.

Comparison of results for the six months ended June 30, 2006 and 2005

Revenues. Revenues were approximately $35.9 million for the six months ended June 30, 2006 compared to approximately $75.2 million for the six months ended June 30, 2005. Product revenues were approximately $24.2 million for the six months ended June 30, 2006 compared to approximately $67.3 million for the six months ended June 30, 2005. The $43.1 million decrease in product revenues resulted primarily from decreases of $20.2 million and $26.7 million in revenues generated from the DHS and the CNE, respectively. These reductions were offset in part by revenues from new customers, including the RCMP. In addition, we earned revenues from new arrangements with customers in the Middle East, Italy and Holland. The decrease in revenues from the DHS is primarily due to variation in governmental purchase activity and the decrease in revenue from the CNE is primarily attributed to the completion in fiscal 2005 of certain of the arrangements under which we provided AFIS solutions to the CNE. Maintenance and services revenues increased by 50% to approximately $11.8 million for the six months ended June 30, 2006 from approximately $7.9 million for the six months ended June 30, 2005. The $3.9 million increase in maintenance revenues was due to an increase in maintenance and engineering services associated with accumulated product sales from prior periods and the increasing size of our customer base.

Gross Profit. Gross profit as a percentage of revenues was 59.6% for the six months ended June 30, 2006 compared to 58.6% for the same period of the prior year. Product gross margins were 52.9% for the six months ended June 30, 2006 compared to 57.6% for the six months ended June 30, 2005. The decrease in margins on product revenues was primarily due to the allocation of fixed overhead costs over a lower revenue base. Maintenance and services gross margins were 73.3% for the six months ended June 30, 2006 and 67.0% for the six months ended June 30, 2005. Costs of maintenance and service revenues increased to approximately $3.1 million for the six months ended June 30, 2006 from approximately $2.6 million for the three months ended June 30, 2005. This is primarily due to the aforementioned increase in maintenance and engineering services associated with the increasing size of our customer base.

Research and Development. Research and development expenses decreased to approximately $4.2 million, or 11.7% of revenues, for the six months ended June 30, 2006 compared to approximately $4.7 million, or 6.3% of revenues for the six months ended June 30, 2005. The $492,000 decrease was due to a reduction in total compensation costs of approximately $929,000 during the six months ended June 30, 2006 compared to the same period of the prior year. The reduction in compensation costs represented decreases of approximately $602,000 and $192,000 in share compensation expense and bonuses, respectively. In addition, other employee related costs, such as payroll and employee benefits decreased approximately $135,000. Reductions in compensation costs were partially offset by increases in consultant’s fees, supplies, equipment maintenance and travel expenses incurred in the development of our products.

Selling and Marketing. Selling and marketing expenses decreased to approximately $3.7 million, or 10.4% of revenues, for the six months ended June 30, 2006 compared to approximately $3.9 million, or 5.2% of revenues, for the six months ended June 30, 2005. The $188,000 decrease was primarily due to a decrease in third party consulting and professional service fees of approximately $359,000. The effect of the reduction in consulting and professional fees was partially offset by an increase in compensation costs of approximately $270,000 due to an increase in headcount. A decrease in travel related costs totaling approximately $78,000 also contributed to the decrease in sales and marketing expenses for the six months ended June 30, 2006 compared to the same period in the prior year.

General and Administrative. General and administrative expenses increased to approximately $5.4 million, or 14.9% of revenues, for the six months ended June 30, 2006 compared to approximately $4.7 million or 6.3% of revenues, for the six months ended June 30, 2005. The $653,000 increase was primarily due to a $567,000 increase in legal, accounting and consulting fees related to our lawsuit against the prime contractor for the United Kingdom Home Office IDENT1 procurement and compliance with the requirements of the Sarbanes-Oxley Act of 2002. Costs such as directors, officers and business insurance increased approximately $151,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Compensation costs decreased approximately $157,000 primarily as a result of a $314,000 decrease in share compensation expense. The effect of the reduction in share compensation expense was partially offset by an increase of approximately $157,000 in other employee related costs, such as payroll and employee benefits, due to an increase in headcount.

Interest Income. We earned interest income of approximately $7.7 million during the six months ended June 30, 2006 compared to approximately $3.0 million during the six months ended June 30, 2005. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net proceeds of approximately $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Income Tax Provision. We recognized an income tax provision of approximately $5.9 million during the six months ended June 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 36.4% for the six months ended June 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by state research and development credits. We recognized an income tax provision of approximately $9.5 million, with an effective tax rate of 28.0%, during the six months ended June 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 28.0% for the six months ended June 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising approximately $228.6 million in our initial public offering in September 2004 and approximately $96.8 million in a subsequent public offering in June 2005. As of June 30, 2006, we had approximately $27.9 million in cash and cash equivalents and approximately $370.4 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash provided by (used in) operating activities was approximately $46.4 million and approximately $(8.2) million during the six months ended June 30, 2006 and 2005, respectively. The cash provided by operating activities during the six months ended June 30, 2006 primarily resulted from net income of approximately $10.3 million adjusted for non-cash reconciling items, the most significant of which were deferred income taxes of approximately $5.6 million and share-based compensation expense of approximately $2.6 million. Cash provided by operating activities during the six months ended June 30, 2006 was also significantly impacted by a $35.5 million decrease in billed accounts receivable partially offset by decreases of $2.0 million, $1.9 million and $3.0 million in accounts payable, accrued expenses and deferred revenues, respectively. The decrease in cash provided by operating activities during the six months ended June 30, 2005 resulted from net income of approximately $24.5 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred share-based compensation of approximately $3.3 million, the tax benefit from stock option transactions of approximately $49.2 million, a decrease in inventory and contract related costs (including deferred cost of sales) of approximately $18.0 million and an increase in accrued expenses of approximately $2.2 million. These items were offset by a decrease in deferred revenues of approximately $36.8 million, an increase in billed accounts receivable of approximately $23.0 million, an increase in deferred income taxes of approximately $39.7 million and a decrease in income taxes payable of approximately $5.7 million.

For the six months ended June 30, 2006 and 2005, cash used in investing activities was approximately $39.1 million and approximately $101.3 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments. Approximately $38.5 million and approximately $100.4 million of cash used during the six months ended June 30, 2006 and 2005, respectively, represented the net increase of investments in marketable securities.

For the six months ended June 30, 2006 and 2005, cash provided by financing activities was approximately $735,000 and $100.6 million, respectively. Cash provided during the six months ended June 30, 2006 represented proceeds collected from the exercise of stock options. For the six months ended June 30, 2005, cash provided by financing activities resulted primarily from the net proceeds of approximately $96.8 million from the Company’s public offering in June 2005 and the proceeds of approximately $3.7 million collected related to the exercise of employee stock options and purchase of shares under the Company’s employee stock purchase plan.

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

In August 2006, our Board of Directors authorized a program to repurchase shares of our common stock. Acting pursuant to this approval, we announced on August 2, 2006 that we may repurchase up to $30.0 million of shares over a period of six months following that announcement. The shares are to be purchased in the open market or in privately negotiated transactions in accordance with the requirements of the SEC, and subject to market conditions, applicable legal requirements and other factors. The repurchase of shares will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

Management believes that the steps implemented during our previous fiscal quarter were sufficient to address the internal control deficiency surrounding the statement of cash flows, and we concluded that these controls were operating effectively at March 31, 2006. However, management believes that the new internal controls related to revenue accounting must operate effectively for a sufficient period of time to validate a conclusion that such controls are effective, and as of June 30, 2006, management does not believe this criterion has been satisfied. As a result, management has concluded that, in light of the failure to confirm remediation of the material weakness related to revenue accounting, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

There were no other changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In 2005 and for the six months ended June 30, 2006, we derived 69% and 38%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had two customers that collectively accounted for 38% of revenues during the six months ended June 30, 2006, including the DHS and the CNE, which accounted for 24% and 14% of revenues, respectively. In 2005, the DHS and the CNE collectively accounted for 69% of revenues, or 31% and 38%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2005 and for the six months ended June 30, 2006, we derived 54.5% and 58.8%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	diversified technology providers such as Motorola (through its Motorola Biometrics Solutions division), NEC and Safran Group (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies, Identix and Smith Heimann Biometrics;

•	prime government contractors, such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometric solutions, such as AuthenTec, BioScrypt, Dermalog and U PEK.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 53% of our revenues in 2005 and 40% of our revenues for the six months ended June 30, 2006 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2005 and for the six months ended June 30, 2006, sales to customers in these markets accounted for 99% and 98%, respectively, of our revenues. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 54% of our outstanding common stock as of June 30, 2006. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

In 2005 and for the six months ended June 30, 2006, revenues outside of the Americas accounted for approximately 6% and 17%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

The implementation of new accounting rules related to the expensing of stock-based awards affected our reported results of operations for the six months ended June 30, 2006 and will continue to impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

Effective January 1, 2006 we adopted SFAS 123R. SFAS 123R requires all share-based payment awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The adoption of SFAS 123R has an adverse impact on our reported results of operations because the share-based compensation expense is charged directly against our reported earnings. Our net income for the six months ended June 30, 2006 reflected share-based compensation expense of approximately $2.6 million as a result of our adoption of SFAS 123R. As of June 30, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 1.7 years. Based on currently outstanding options, total share-based compensation expense for fiscal year 2006 is expected to be approximately $4.6 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

Date: August 8, 2006