Form 10-Q
period 2006-09-30
Cogent, Inc.
filed 2006-11-08
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes  ☐    No  ☒

As of November 1, 2006, there were 94,473,709 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,805	$26,500
Investments in marketable securities	281,394	319,743
Billed accounts receivable, net of allowance for doubtful accounts of $429 at December 31, 2005 and $635 at September 30, 2006	42,804	12,579
Unbilled accounts receivable	3,257	2,637
Inventory and contract related costs	16,443	19,313
Prepaid expenses and other current assets	6,285	7,025
Deferred income taxes	33,140	32,808

Total current assets	403,128	420,605
Investments in marketable securities	49,401	55,757
Inventory and contract related costs	3,779	—
Property and equipment, net	33,136	32,767
Restricted cash	487	521
Deferred income taxes	22,106	13,257
Intangible and other assets	1,228	1,246

Total assets	$513,265	$524,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,873	$3,831
Accrued expenses	4,958	5,829
Income taxes payable	534	873
Deferred revenues	34,573	34,506

Total current liabilities	43,938	45,039
Long-term liabilities
Deferred revenues	10,585	3,074
Other liabilities	130	130

Total liabilities	54,653	48,243

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and September 30, 2006, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 93,192,192 and 94,419,295 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	120	120
Additional paid-in capital	418,031	418,620
Deferred share-based compensation	(3,980)	—
Retained earnings	45,291	61,341
Accumulated other comprehensive loss	(850)	(299)
Treasury stock, at cost: zero and 340,000 shares, respectively	—	(3,872)

Total stockholders’ equity	458,612	475,910

Total liabilities and stockholders’ equity	$513,265	$524,153

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Product revenues	$32,966	$18,399	$100,303	$42,586
Maintenance and services revenues	5,479	4,976	13,337	16,737

Total revenues	38,445	23,375	113,640	59,323

Cost of revenues:
Cost of product revenues (1)	8,077	9,942	36,645	21,327
Cost of maintenance and services revenues (1)	1,163	1,464	3,755	4,604

Total cost of revenues	9,240	11,406	40,400	25,931

Gross profit	29,205	11,969	73,240	33,392

Operating expenses:
Research and development (1)	2,018	2,098	6,727	6,315
Selling and marketing (1)	1,774	1,955	5,707	5,700
General and administrative (1)	2,453	3,490	7,162	8,852

Total operating expenses	6,245	7,543	19,596	20,867

Operating income	22,960	4,426	53,644	12,525
Other income:
Interest income	2,574	4,654	5,532	12,325
Other, net	341	19	737	476

Total other income	2,915	4,673	6,269	12,801

Income before income taxes	25,875	9,099	59,913	25,326
Income tax provision	5,771	3,366	15,296	9,276

Net income	$20,104	$5,733	$44,617	$16,050

Basic net income per share	$0.22	$0.06	$0.51	$0.17

Diluted net income per share	$0.21	$0.06	$0.48	$0.17

Shares used in computing basic net income per share	92,399	94,178	86,868	94,024

Shares used in computing diluted net income per share	96,079	95,988	93,377	96,153

(1) Includes share-based compensation expense as follows (Notes 1 and 3):

Cost of product revenues	$50	$87	$187	$246
Cost of maintenance and services revenues	105	70	355	373
Research and development expenses	324	118	1,337	529
Selling and marketing expenses	359	331	1,182	1,103
General and administrative expenses	494	383	1,736	1,311

	$1,332	$989	$4,797	$3,562

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended, September 30,
	2005	2006
Cash Flows from operating activities:
Net income	$44,617	$16,050
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from stock option transactions	60,096	—
Depreciation and amortization	1,365	1,423
Allowance for doubtful accounts	233	206
Realized loss on investments	—	4
Share-based compensation expense	4,626	3,562
Amortization of discount on available for sale securities	(356)	(1,512)
Deferred income taxes	(40,154)	8,849
Changes in assets and liabilities:
Billed accounts receivable	(17,851)	30,022
Unbilled accounts receivable	(257)	620
Inventory and contract related costs	15,527	1,090
Prepaid expenses and other current assets	(5,799)	(736)
Other assets	(468)	(129)
Accounts payable	653	(116)
Accrued expenses	6,036	851
Income taxes payable	(5,562)	339
Deferred revenues	(16,576)	(7,578)

Net cash provided by operating activities	46,130	52,945

Cash Flows from investing activities:
Deposit for purchase of building	(1,000)	—
Proceeds from sale of available-for-sale securities	687,182	893,420
Purchase of available-for-sale securities	(839,609)	(935,762)
Purchase of patents	(750)	—
Purchase of property and equipment	(413)	(934)

Net cash used in investing activities	(154,590)	(43,276)

Cash Flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	96,769	—
Proceeds from the issuance of common stock under an ESPP plan	801	—
Proceeds from the exercise of stock options	3,517	834
Repurchase of common stock	—	(3,872)

Net cash provided by (used in) financing activities	101,087	(3,038)

Effect of exchange rate changes on cash	(21)	64

Net (decrease) increase in cash and cash equivalents	(7,394)	6,695
Cash and cash equivalents, beginning of period	27,004	19,805

Cash and cash equivalents, end of period	$19,610	$26,500

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$3,868	$10,219
Income taxes	$(6,465)	$(1)
Non-cash financing activities
Capitalized share-based compensation expense (inventory and contract related costs)	$65	$173
Conversion of property and equipment to inventories	$317	$—

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. General

Company Background

Cogent, Inc. and subsidiaries (“Cogent” or the “Company”) was initially incorporated in the state of California on April 20, 1990 as Cogent Systems, Inc. and was reincorporated in Delaware on May 3, 2004 as Cogent, Inc. Cogent is a provider of advanced automated fingerprint identification systems (“AFIS”) solutions, which typically consist of Cogent’s Programmable Matching Accelerator (“PMA”) servers and other AFIS equipment, including work stations and live-scans, bundled with Cogent’s proprietary software and other fingerprint biometrics products and solutions, to governments, law enforcement agencies and other organizations worldwide. Cogent also provides professional services, technical support and maintenance services to its customers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2006 and the condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2006 and condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2006.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2005 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2006, and its results of operations for the three and nine months ended September 30, 2005 and 2006 and its cash flows for the nine months ended September 30, 2005 and 2006. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the December 31, 2005 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Concentration

The Company derives a significant portion of its revenues from a limited number of customers. Customers A, B and C collectively accounted for 57% of revenues or 8%, 31% and 18% of revenues, respectively, during the three months ended September 30, 2006. Customers A and B collectively accounted for 72% of revenues or 43% and 29% of revenues, respectively, during the three months ended September 30, 2005. Customers A, B and C collectively accounted for 45% of revenues or 17%, 21% and 7% of revenues, respectively, during the nine months ended September 30, 2006. Customers A and B collectively accounted for 76% of revenues, or 38% and 38% of revenues, respectively, during the nine months ended September 30, 2005.

Amounts due from one customer represented 44% of the billed accounts receivable balance at December 31, 2005. Amounts due from two customers represented 26% and 11%, respectively, of the billed accounts receivable balance at September 30, 2006.

Reclassifications

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, the Company recorded compensation cost equal to the excess of the fair value of its common stock over the option exercise price on the date of grant over the respective vesting period. Prior to the adoption of SFAS 123R, share-based compensation costs were reported in a separate line item. However, since the adoption of SFAS 123R, and in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), the Company has presented the expense related to share based compensation in the same line items as cash compensation paid to employees. Under SAB 107, the Company is precluded from displaying share-based compensation as a single line item in the income statement and the Company has reclassified the share based compensation expense amounts for the three and nine months ended September 30, 2005 to conform to the current period presentation.

The reclassification of share compensation expense for the three and nine months ended September 30, 2005 is further explained as follows:

	Three months ended September 30, 2005
	As Previously Reported	Reclassification	As Currently Reported
Cost of product revenues	$8,027	$50	$8,077
Cost of maintenance and services revenues	1,058	105	1,163
Amortization of stock based compensation	155	(155)	—

Total cost of revenues	$9,240	$—	$9,240

Research and development	$1,694	$324	$2,018
Selling and marketing	1,415	359	1,774
General and administrative	1,959	494	2,453
Amortization of stock based compensation	1,177	(1,177)	—

Operating expenses	$6,245	$—	$6,245

	Nine months ended September 30, 2005
	As Previously Reported	Reclassification	As Currently Reported
Cost of product revenues	$36,458	$187	$36,645
Cost of maintenance and services revenues	3,400	355	3,755
Amortization of stock based compensation	542	(542)	—

Total cost of revenues	$40,400	$—	$40,400

Research and development	$5,390	$1,337	$6,727
Selling and marketing	4,525	1,182	5,707
General and administrative	5,426	1,736	7,162
Amortization of stock based compensation	4,255	(4,255)	—

Operating expenses	$19,596	$—	$19,596

Note 2 – Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company is currently assessing the impact of SAB 108, but does not expect it to have a material impact on its consolidated financial position and results of operations unless prior period adjustments are discovered in the future.

Note 3 – Share-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other share-based incentives to employees. The plans are described in more detail in Note 10 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB 25 and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of SFAS Statement 123.”

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Under this transition method, compensation cost in 2006 includes the portion related to options vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value of the option estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The following table summarizes the incremental effect of the adoption of SFAS 123R based on the calculation of share-based compensation expense for share options under the modified prospective transition method, over the share-based compensation expense under the intrinsic value method of APB 25 for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands, except per share data)
Reduction of operating income and income before income taxes	$342	$1,155
Income tax benefit	(127)	(420)

Reduction of net income	$215	$735

Reduction of net income per share from continuing operations:
Basic	$0.00	$0.01

Diluted	$0.00	$0.01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, the Company did not record tax benefits from stock options in excess of previously recognized compensation, due to previously recorded deferred tax assets as a result of net operating losses generated for tax purposes. Accordingly, a tax benefit of approximately $3.8 million was not recognized in cash flows from operations during the nine months ended September 30, 2006.

The fair values of each award granted under the Company’s stock option plans during the three and nine months ended September 30, 2005 and 2006 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Volatility	82%	46%	83%	46%
Risk-free interest rate	4.05%	4.85%	3.90%	4.80%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	4.0	6.1	4.0	6.1

In March 2005, the SEC issued SAB 107, which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on the Company’s common stock, consistent with SFAS 123R and SAB 107. The use of implied volatility was based upon the availability of actively traded options on its common stock and management’s assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. SFAS 123R also requires the Company to estimate forfeitures in calculating the share-based compensation expense relating to options granted prior to the January 1, 2006 adoption date, as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. No adjustment was recorded as the cumulative effect of the adjustment to account for such forfeitures, net of tax, was not material to the consolidated statement of income. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated multiple option approach in accordance with the provisions of SFAS Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted was calculated using the “simplified method” in accordance with SAB 107. The weighted average estimated grant date fair values of options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Weighted average fair value	$16.56	$7.11	$15.77	$8.45

As of September 30, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.5 years. Based on currently outstanding options, total share-based compensation expense for fiscal year 2006 is expected to be approximately $4.8 million.

The options outstanding as of September 30, 2006 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,718,748	$2.88
Granted	150,500	16.50
Exercised	(1,227,103)	0.67
Canceled or forfeited	(72,093)	20.86

Outstanding at September 30, 2006	2,570,052	$4.23

Exercisable at September 30, 2006	1,162,262	$2.27

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Nine Months Ended September 30, 2006	Weighted Average Grant- Date Fair Value
Nonvested options as of December 31, 2005	2,063,234	$7.58
Granted	150,500	8.45
Vested	(733,851)	5.84
Forfeited	(72,093)	13.74

Nonvested options as of September 30, 2006	1,407,790	$7.55

A total of 3,789,205 options remain available for grant under the Company’s share-based compensation plans at September 30, 2006. The following tables further describe stock options outstanding at September 30, 2006.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$ 0.30	$0.60	193,802	4.1	$0.35	$2,593	193,802	4.1	$0.35	$2,593
0.75	0.75	509,310	6.5	0.75	6,611	254,310	6.4	0.75	3,301
1.00	1.00	1,015,027	7.3	1.00	12,921	445,654	7.3	1.00	5,673
4.50	8.50	528,619	7.7	5.01	4,608	236,431	7.7	4.91	2,084
11.00	34.43	323,294	9.2	20.90	15	32,065	8.5	24.10	5

0.30	34.43	2,570,052	7.2	4.23	$26,748	1,162,262	6.7	2.27	$13,656

The Company defines in-the-money options at September 30, 2006 as options that had exercise prices that were lower than the $13.73 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 2.3 million shares that were in-the-money at that date. There were 1.1 million in-the-money options exercisable at September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 was approximately $197.5 million and $24.1 million, respectively, determined as of the date of exercise.

The following table details the effect on net income and earnings per share had compensation expense for the employee share-based awards been recorded in the three and nine months ended September 30, 2005, based on the fair value method under SFAS 123.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share data)
Net income as reported	$20,104	$44,617
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	1,267	4,545
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards net of the related tax effects	(1,643)	(5,207)

Pro forma net income	$19,728	$43,955

Net Income per share
Basic as reported	$0.22	$0.51

Basic—pro forma	$0.21	$0.51

Diluted as reported	$0.21	$0.48

Diluted—pro forma	$0.21	$0.47

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2005	September 30, 2006
	(in thousands)
Type of Security:
Short-term instruments	$81,696	$89,261
Corporate debt securities with maturities of less than one year	98,472	123,063
Municipal securities with maturities of less than one year	58,270	46,451
U.S. government securities with maturities of less than one year	42,956	60,968

Total short-term investments	281,394	319,743

Corporate debt securities with maturities between one and three years	26,979	45,707
U.S. government securities with maturities between one and three years	22,422	10,050

Total long-term investments	49,401	55,757

	$330,795	$375,500

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized loss on available for sale securities at December 31, 2005 and September 30, 2006 was as follows:

	December 31, 2005	September 30, 2006
	(in thousands)
Accumulated unrealized loss	$1,412	$556

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The realized loss included in other income for the three and nine months ended September 30, 2005 and 2006 was not significant.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2005	September 30, 2006
	(in thousands)
Materials and components	$1,671	$2,524
Inventory and costs related to long-term contracts	323	5,922
Deferred costs of revenue	18,228	10,867

	$20,222	$19,313

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to costs of revenue at the time revenues are recognized. The long-term component of inventory and contract related costs of approximately $3.8 million at December 31, 2005 consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 9).

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$20,104	$5,733	$44,617	$16,050

Denominator:
Denominator for basic net income per share—weighted average shares	92,399	94,178	86,868	94,024
Dilutive potential common stock Stock options	3,680	1,810	6,509	2,129

Denominator for diluted net income per share—adjusted weighted average shares	96,079	95,988	93,377	96,153

Basic net income per share	$0.22	$0.06	$0.51	$0.17

Diluted net income per share	$0.21	$0.06	$0.48	$0.17

During the three months ended September 30, 2005 and 2006, options to purchase 14,000 and 317,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the nine months ended September 30, 2005 and 2006, options to purchase 85,000 and 209,000, respectively, were similarly excluded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(In thousands)
Net income	$20,104	$5,733	$44,617	$16,050
Other comprehensive income:
Change in unrealized loss, net of tax	(128)	414	(608)	523
Change in foreign currency translation adjustment	7	18	(94)	28

Total comprehensive income	$19,983	$6,165	$43,915	$16,601

Note 8. Income Taxes

During the nine months ended September 30, 2005 and 2006, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the financial statements is credited to additional paid-in capital.

During the nine months ended September 30, 2005 and 2006, a total of 7,868,208 and 1,227,103 respectively, of stock options were exercised resulting in net proceeds to the Company of approximately $3,517,000 and $834,000, respectively. As a result of the disqualifying dispositions of incentive stock options during the nine months ended September 30, 2005, the Company recorded tax benefits from stock option transactions which totaled approximately $60.1 million. In accordance with SFAS 123R, the Company did not record a credit to additional paid in capital during the nine months ended September 30, 2006 due to previously recognized deferred tax assets recorded as a result of net operating losses generated for tax purposes. A credit of approximately $3.8 million will be recorded when the tax benefit is realized by the Company, in a future period.

Note 9. Deferred Revenues and Deferred Costs

In the second quarter of 2005, the Company entered into a contract with a total value of approximately $31.8 million with the National Electoral Council (the “CNE”) of Venezuela. The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because vendor-specific objective evidence, or VSOE, of the maintenance element of this contract did not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contract upon customer acceptance of all deliverables which was received in the second quarter of 2006. Revenue recognized under the contract with the CNE was $7.3 million and $9.7 million during the three and nine months ended September 30, 2006, respectively. Deferred revenue related to the contract totaled approximately $28.7 million and $19.0 million as of December 31, 2005 and September 30, 2006, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the contractual maintenance period.

In October 2005, the Company entered into a contract with the Royal Canadian Mounted Police (the “RCMP”) to replace the RCMP’s Automated Fingerprint Identification System (AFIS). Revenue recognized under the arrangement with the RCMP was $0.4 million and $2.7 million for the three and nine months ended September 30, 2006, respectively. Deferred revenue related to the RCMP contract was zero and approximately $5.8 million as of December 31, 2005 and September 30, 2006, respectively. Deferred costs related to the RCMP contract are included in inventory and will be recognized as the related services are delivered.

Note 10. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended September 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$13,899	$125	$19	$4,356	$18,399
Maintenance and services revenues	4,241	411	110	214	4,976

Total	$18,140	$536	$129	$4,570	$23,375

	Three months ended September 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$31,278	$846	$842	$—	$32,966
Maintenance and services revenues	4,702	401	175	201	5,479

Total	$35,980	$1,247	$1,017	$201	$38,445

	Nine months ended September 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$33,521	$2,361	$1,883	$4,821	$42,586
Maintenance and services revenues	14,370	1,271	475	621	16,737

Total	$47,891	$3,632	$2,358	$5,442	$59,323

	Nine months ended September 30, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$94,806	$927	$2,670	$1,900	$100,303
Maintenance and services revenues	10,980	1,496	449	412	13,337

Total	$105,786	$2,423	$3,119	$2,312	$113,640

At December 31, 2005 and September 30, 2006, the Company’s property and equipment, net of accumulated depreciation and amortization in the United States was as follows (in thousands):

	December 31, 2005	September 30, 2006
Property and equipment, net of accumulated depreciation and amortization in the United States	$31,392	$31,506
Property and equipment, net of accumulated depreciation and amortization in other Countries	1,744	1,261

	$33,136	$32,767

Intangible assets, net of accumulated amortization in the United States	$650	$538

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

In April 2005, the Company initiated a lawsuit against Northrop Grumman, captioned as COGENT SYSTEMS, INC., vs. NORTHROP GRUMMAN CORPORATION, NORTHROP GRUMMAN TECHNOLOGY OVERSEAS, INC., et al., Superior Court of the State of California, In and For the County of Los Angeles, Case No. BC 332199. Cogent currently sets forth claims based on breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with contract, interference with prospective economic advantage, and unfair competition. The Company is seeking compensatory and punitive damages. However, there can be no assurance that the Company will be successful in this legal action.

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

During the three months ended September 30, 2006, the Company purchased a total of 340,000 shares of its common stock at an aggregate cost of approximately $3.9 million. Such shares are being held as treasury shares and are reflected at cost on the Company’s condensed consolidated balance sheet.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues in the nine months ended September 30, 2006 due to the completion of a number of significant contracts and the timing of revenue recognition related to contracts entered into in previous periods. We expect that our revenues will be lower in 2006 than they were in 2005.

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

We also expect to experience continued demand from a number of other governments as they deploy AFIS solutions in elections, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, in Canada, we have been awarded an initial contract and several follow-on orders, and we believe we may receive additional follow-on orders related to the Royal Canadian Mounted Police (RCMP) Real Time Identification Initiative. Another example is our September 2005 contract with the Direction Générale De la Sureté Nationale of Morocco (DGSN) to provide an integrated turn-key AFIS. The quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

Cost of Revenue and Operating Expenses

Cost of Revenues. Cost of product revenue consists principally of compensation costs incurred in designing, integrating, installing and in some cases, customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and subcontractor costs. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs and training and professional service expenses, including compensation. Cost of revenue also includes share-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

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

In April 2005, we initiated a lawsuit against Northrop Grumman, based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with contract, interference with prospective economic advantage and unfair competition. We are seeking compensatory and punitive damages. However, there can be no assurance that we will be successful in this legal action. As of September 30, 2006, we had incurred approximately $2.1 million in legal expense, which is recorded in general and administrative expenses in our consolidated financial statements, and we expect to continue to incur a material amount of expenses related to this legal action in the foreseeable future.

Application of Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to percentage-of-completion, bad debts, inventories, investments, income taxes, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting estimates to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	commitments and contingencies;

•	allowance for doubtful accounts;

•	accounting for taxes; and

•	accounting for share-based compensation.

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and account for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, we apply the provisions of EITF 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognizes revenue when all other revenue recognition criteria are met. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold.

•	Revenues associated with AFIS solutions that do not require significant modification or customization of our software, exclusive of amounts allocated to maintenance for which we have vendor-specific objective evidence of fair value, or VSOE, are recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided all other criteria for revenue recognition have been met. For example, we recognize revenue in this manner from sales of our PMA servers to the DHS under our blanket purchase agreement with the DHS. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

•	Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established.

•	Revenue associated with the sale of our application specific integrated circuit, or ASIC applications, stand-alone live-scans and other biometric products, excluding maintenance when applicable, is recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable. We recognize revenue in this manner upon shipment of our BioGate and MobileIdent products.

•	Revenue associated with service offerings where we maintain and operate a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•	Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE does exist or (ii) all elements of the arrangement have been delivered.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of September 30, 2006, our net deferred tax assets were approximately $46.0 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the quarter ended September 30, 2006 was, and we expect our tax rate to continue to be, impacted as a result of the disqualifying disposition of incentive stock options and research and development tax credits. Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded share-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. A tax benefit resulting from an amount of compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements is credited to additional paid-in capital.

Accounting for Share-Based Compensation. Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complied with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation cost, if any, was recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. Prior to January 1, 2006, we recorded compensation expense for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in incremental charges to net earnings of approximately $215,000 or $0.00 per diluted share and $735,000 or $0.01 per diluted share for the three and nine months ended September 30, 2006, respectively.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 3 of our condensed consolidated financial statements. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on our common stock, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

The following table sets forth selected statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Consolidated Statements of Operations Data:
Revenues:
Product revenues	85.7%	78.7%	88.3%	71.8%
Maintenance and services revenues	14.3	21.3	11.7	28.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	21.0	42.5	36.5	36.0
Cost of maintenance and services revenues	3.0	6.3	3.3	7.8

Total cost of revenues	24.0	48.8	39.8	43.8

Gross profit	76.0	51.2	60.2	56.2

Operating expenses:
Research and development	5.3	9.0	5.9	10.6
Selling and marketing	4.6	8.4	5.0	9.6
General and administrative	6.4	14.4	6.3	14.7

Total operating expenses	16.3	31.8	17.2	34.9

Income from operations	59.7	19.4	43.0	21.3
Interest income	6.7	19.9	4.9	20.8
Other, net	0.9	0.1	0.6	0.8

Income before income taxes	67.3	39.4	48.5	42.9
Income tax provision	15.0	14.6	13.5	15.7

Net income	52.3%	24.8%	35.0%	27.2%

Comparison of Results for the three months ended September 30, 2006 and 2005

Revenues. Revenues were approximately $23.4 million for the three months ended September 30, 2006 compared to approximately $38.4 million for the three months ended September 30, 2005. Product revenues were approximately $18.4 million for the three months ended September 30, 2006 compared to approximately $33.0 million for the three months ended September 30, 2005. The $14.6 million decline in product revenues resulted primarily from decreases of $14.5 million and $3.9 million in revenues from the DHS and the CNE, respectively. The decrease in revenues from the DHS is primarily due to a decrease in orders received, and the decrease in revenues from the CNE is primarily attributed to the completion in fiscal 2005 of certain of the arrangements under which we provided AFIS solutions to the CNE. The decrease in revenues from the DHS and the CNE were offset in part by revenues from new customers, including $4.4 million in revenues from the DGSN.

Maintenance and services revenues decreased to approximately $5.0 million for the three months ended September 30, 2006 from approximately $5.5 million for the three months ended September 30, 2005. The $503,000 or 9.2%, decrease was primarily due to a decrease in maintenance revenues from the DHS as result of the timing for maintenance renewals partially offset by an increase in maintenance and service revenues from other customers as a result of the increased installed base of customers.

Gross Profit. Gross profit as a percentage of revenues was 51.2% for the three months ended September 30, 2006 compared to 76.0% for the same period of the prior year. Product gross margins were 46.0% for the three months ended September 30, 2006 compared to 75.5% for the three months ended September 30, 2005. The decrease in margins on product revenues was primarily due to contract mix and the allocation of fixed overhead costs over a lower revenue base. Our contract with the DGSN includes an obligation to provide system maintenance over multiple years. A significant portion of revenue under our arrangement with the DGSN will be recognized over the associated multi-year maintenance period. The allocation of a significant portion of the contract value to maintenance caused a reduction in the contract value remaining for allocation to product revenues, and thereby reduced product margins. Margins on product revenues were further reduced due to lower margins associated with the AFIS solutions that require extensive hardware. AFIS solutions developed for certain larger customers required a significant amount of hardware, which we acquired from third parties and then sold to our customers. Sales of hardware typically result in lower margins than sales of software intensive solutions.

Costs of maintenance and service revenues increased to approximately $1.5 million for the three months ended September 30, 2006 from approximately $1.2 million for the three months ended September 30, 2005. Maintenance and services gross margins have decreased to 70.6% during the three months ended September 30, 2006 from 78.8% during the same period of the prior year. The decline in margins is primarily due to the decrease in maintenance and services revenues coupled with an increase in costs to support our maintenance and service contracts resulting primarily from an increase in headcount.

Research and Development. Research and development expenses increased slightly to approximately $2.1 million, or 9.0% of revenues, for the three months ended September 30, 2006 compared to approximately $2.0 million, or 5.2% of revenues for the three months ended September 30, 2005. An increase in salary expense of approximately $246,000 was driven by an increase in headcount. In addition, development costs such as supplies, equipment maintenance, consultants’ fees, occupancy, travel and other expenses increased approximately $90,000. The effect of these increases was substantially offset by a reduction in other compensation costs such as share based compensation and bonuses totaling approximately $258,000.

Selling and Marketing. Selling and marketing expenses increased to approximately $2.0 million, or 8.4% of revenues, for the three months ended September 30, 2006, compared to approximately $1.8 million, or 4.6% of revenues, for the three months ended September 30, 2005. The increase of $181,000, or 10.2%, was primarily due to an increase in salary expense of approximately $172,000, due to an increase in headcount. The effect of the increase in headcount was partially offset by a decrease in other compensation costs such as share based compensation and bonuses totaling approximately $121,000. In addition, an increase in consulting fees of approximately $73,000 to support business development and proposal activities and an increase in travel and trade show expenses of approximately $44,000 contributed to the increase in selling and marketing expenses during the three months ended September 30, 2006, in comparison to the same period in the prior year.

General and Administrative. General and administrative expenses increased to approximately $3.5 million, or 14.9% of revenues, for the three months ended September 30, 2006 compared to approximately $2.5 million or 6.4% of revenues, for the three months ended September 30, 2005. The $1.0 million increase was primarily due to a $1.3 million increase in legal fees related to our lawsuit against Northrop Grumman. The increase in legal fees associated with the lawsuit was partially offset by a decrease in other legal costs of approximately $236,000. In addition, accounting fees and costs to comply with the Sarbanes Oxley Act of 2002 decreased by approximately $89,000.

Interest Income. We earned interest income of approximately $4.7 million during the three months ended September 30, 2006 compared to approximately $2.6 million during the three months ended September 30, 2005. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net cash generated from operations.

Income Tax Provision. We recognized an income tax provision of approximately $3.4 million during the three months ended September 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 37.0% for the three months ended September 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by state research and development credits. We recognized an income tax provision of approximately $5.8 million, with an effective tax rate of 22.3%, during the three months ended September 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 22.3% for the three months ended September 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 22.3% during the three months ended September 30, 2005 to 37.0% during the three months ended September 30, 2006 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the three months ended September 30, 2006 compared to the same period of the prior year. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by our employees. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place.

Comparison of results for the nine months ended September 30, 2006 and 2005

Revenues. Revenues were approximately $59.3 million for the nine months ended September 30, 2006 compared to approximately $113.6 million for the nine months ended September 30, 2005. Product revenues were approximately $42.6 million for the nine months ended September 30, 2006 compared to approximately $100.3 million for the nine months ended September 30, 2005. The $57.7 million decrease in product revenues resulted primarily from decreases of $34.6 million and $30.6 million in revenues generated from the DHS and the CNE, respectively. The decrease in revenues from the DHS is primarily due to a decrease in orders received, and the decrease in revenue from the CNE is primarily attributed to the completion in fiscal 2005 of certain of the arrangements under which we provided AFIS solutions to the CNE. These reductions were offset in part by revenues from new customers, including $4.4 million in revenues from the DGSN and the $2.7 million in revenues from the RCMP. In addition, we earned revenues from new arrangements with customers in the Middle East, Italy and Holland.

Maintenance and services revenues increased to approximately $16.7 million for the nine months ended September 30, 2006 from approximately $13.3 million for the nine months ended September 30, 2005. The $3.4 million, or 25%, increase in maintenance revenues was due to an increase in maintenance and engineering services associated with accumulated product sales from prior periods and the increasing size of our customer base.

Gross Profit. Gross profit as a percentage of revenues was 56.3% for the nine months ended September 30, 2006 compared to 64.4% for the same period of the prior year. Product gross margins were 49.9% for the nine months ended September 30, 2006 compared to 63.5% for the nine months ended September 30, 2005. The decrease in margins on product revenues was primarily due to contract mix and the allocation of fixed overhead costs over a lower revenue base. Furthermore, during the nine months ended September 30, 2006, we recognized significant revenue from AFIS solutions that consist primarily of hardware components, which typically have lower margins, compared to our software intensive solutions.

Maintenance and services gross margins were 72.5% for the nine months ended September 30, 2006 and 71.8% for the nine months ended September 30, 2005. Costs of maintenance and service revenues increased to approximately $4.6 million for the nine months ended September 30, 2006 from approximately $3.8 million for the nine months ended September 30, 2005. This was primarily due to increases in headcount assigned to the provision of maintenance and services to our customers and the aforementioned increase in maintenance and engineering services revenues as driven by the increasing size of our customer base.

Research and Development. Research and development expenses decreased to approximately $6.3 million, or 10.6% of revenues, for the nine months ended September 30, 2006 compared to approximately $6.7 million, or 5.9% of revenues for the nine months ended September 30, 2005. The $412,000 decrease was due to a reduction in total compensation costs of approximately $604,000 during the nine months ended September 30, 2006 compared to the same period of the prior year. The reduction in compensation costs represented decreases of approximately $808,000 and $244,000 in share based compensation expense and bonuses, respectively, partially offset by an increase in salary expense of $449,000 as a result of an increase in headcount. Reductions in compensation costs were further offset by increases in supplies, occupancy costs and travel expenses incurred in the development of our products.

Selling and Marketing. Selling and marketing expenses were approximately $5.7 million, or 9.6% of revenues, for the nine months ended September 30, 2006 and approximately $5.7 million, or 5.0% of revenues, for the nine months ended September 30, 2005. Salary expense increased approximately $693,000 due to increases in headcount. This increase was offset by a decrease in other compensation costs such as share based compensation and bonuses totaling approximately $372,000. In addition, consulting fees decreased by $318,000 as many of the tasks performed by consultants in 2005 have been performed by Cogent personnel in 2006.

General and Administrative. General and administrative expenses increased to approximately $8.9 million, or 14.9% of revenues, for the nine months ended September 30, 2006 compared to approximately $7.2 million, or 6.3% of revenues, for the nine months ended September 30, 2005. The $1.7 million increase was primarily due to a $2.1 million increase in legal fees related to our lawsuit against Northrop Grumman. The increase in legal fees associated with the lawsuit was partially offset by a decrease in other legal costs of approximately $583,000.

Share-based compensation and bonuses decreased $425,000 and $220,000 respectively. The effect of these reductions was offset by increases in business taxes and fees, accounting and reporting fees and salary expenses of $201,000, $134,000, and $366,000 respectively.

Interest Income. We earned interest income of approximately $12.3 million during the nine months ended September 30, 2006 compared to approximately $5.5 million during the nine months ended September 30, 2005. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net proceeds of approximately $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Income Tax Provision. We recognized an income tax provision of approximately $9.3 million during the nine months ended September 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 36.6% for the nine months ended September 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by state research and development credits. We recognized an income tax provision of approximately $15.3 million, with an effective tax rate of 25.5%, during the nine months ended September 30, 2005 as a result of the net income earned in the period. Our effective tax rate of 25.5% for the nine months ended September 30, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 25.5% during the nine months ended September 30, 2005 to 36.6% during the nine months ended September 30, 2006 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the nine months ended September 30, 2006 compared to the same period of the prior year.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising approximately $228.6 million in our initial public offering in September 2004 and approximately $96.8 million in a subsequent public offering in June 2005. As of September 30, 2006, we had approximately $26.5 million in cash and cash equivalents and approximately $375.5 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash provided by operating activities was approximately $52.9 million and approximately $46.1 million during the nine months ended September 30, 2006 and 2005, respectively. The cash provided by operating activities during the nine months ended September 30, 2006 primarily resulted from net income of $16.1 million adjusted for non-cash reconciling items, the most significant of which were deferred income taxes of $8.8 million and share-based compensation expense of $3.6 million. Cash provided by operating activities during the nine months ended September 30, 2006 was also increased by the net collection of $30.0 million in billed accounts receivable, the effect of which was partially offset by a decrease of $7.6 million in deferred revenues. Net cash provided by operating activities during the nine months ended September 30, 2005 resulted from net income of $44.6 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred share-based compensation of approximately $4.6 million, the tax benefit from stock option transactions of $60.1 million, a decrease in inventory and contract related costs (including deferred cost of sales) of $15.5 million and an increase in accrued expenses of $6.0 million. These items were offset by a decrease in deferred revenues of $16.6 million, an increase in billed accounts receivable of $17.9 million, an increase in deferred income taxes of $40.2 million, an increase in prepaid expenses and other current assets of $5.8 million and a decrease in income taxes payable of $5.6 million.

For the nine months ended September 30, 2006 and 2005, net cash used in investing activities was approximately $43.3 million and approximately $154.6 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments. Approximately $42.3 million and approximately $152.4 million of cash used during the nine months ended September 30, 2006 and 2005, respectively, represented the net increase of investments in marketable securities. Additionally, during the nine months ended September 30, 2005, we paid $750,000 for the purchase of patents and paid a deposit of $1.0 million for the purchase of a property in Pasadena, California.

Net cash used in financing activities of $3.0 million for the nine months ended September 30, 2006 represented approximately $3.9 million to repurchase shares of our common stock under the stock repurchase program announced in

August 2006. The effect of the share repurchase was partially offset by proceeds of $834,000 collected from the exercise of stock options. For the nine months ended September 30, 2005, net cash provided by financing activities of approximately $101.1 million resulted primarily from the net proceeds of approximately $96.8 million from the Company’s public offering in June 2005 and proceeds of approximately $4.3 million collected related to the exercise of employee stock options and the purchase of shares under the Company’s employee stock purchase plan.

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

During the three months ended September 30, 2006, we purchased a total of 340,000 shares of our common stock at an aggregate cost of approximately $3.9 million. Such shares are being held in treasury and are reflected at cost on our consolidated balance sheet.

Effective October 2005, we purchased a property in Pasadena, California for approximately $26.0 million to provide for the expansion of our workforce. It is likely that the development of such acquired property will require an expenditure of a material amount of capital resources.

We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our liquidity or capital resources.

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company is currently assessing the impact of SAB 108, but does not expect it to have a material impact on its consolidated financial position and results of operations unless prior period adjustments are discovered in the future.

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

Management believes that the steps implemented during our first fiscal quarter were sufficient to address the internal control deficiency surrounding the statement of cash flows, and we concluded that these controls were operating effectively at March 31, 2006. However, management believes that the new internal controls related to revenue accounting must operate effectively for a sufficient period of time to validate a conclusion that such controls are effective, and as of September 30, 2006, management does not believe this criterion has been satisfied. As a result, management has concluded that, in light of the failure to confirm remediation of the material weakness related to revenue accounting, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

There were no other changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2005, we initiated a lawsuit against Northrop Grumman, captioned as COGENT SYSTEMS, INC., vs. NORTHROP GRUMMAN CORPORATION, NORTHROP GRUMMAN TECHNOLOGY OVERSEAS, INC., et al., Superior Court of the State of California, In and For the County of Los Angeles, Case No. BC 332199. Cogent currently sets forth claims based on breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with contract, interference with prospective economic advantage, and unfair competition. We are seeking compensatory and punitive damages. However, there can be no assurance that we will be successful in this legal action.

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

In 2005 and for the nine months ended September 30, 2006, we derived 69% and 45%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted 45% of revenues during the nine months ended September 30, 2006, including the DHS, the CNE and the

DGSN of Morocco, which accounted for 17%, 21% and 7% of revenues, respectively. In 2005, the DHS and the CNE collectively accounted for 69% of revenues, or 31% and 38%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, these significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2005 and for the nine months ended September 30, 2006, we derived 55% and 53%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•	diversified technology providers such as Motorola (through its Motorola Biometrics Solutions division), NEC and Safran Group (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies, L-1 Security Solutions and Smith Heimann Biometrics;

•	prime government contractors, such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometric solutions, such as AuthenTec, BioScrypt, Dermalog and UPEK.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 53% of our revenues in 2005 and 48% of our revenues for the nine months ended September 30, 2006 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2005 and during the nine months ended September 30, 2006, sales to customers in these markets accounted for 99% and 98% of our revenues, respectively. A key component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 54% of our outstanding common stock as of September 30, 2006. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

In 2005 and for the nine months ended September 30, 2006, revenues outside of the Americas accounted for approximately 7% and 19%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

The implementation of new accounting rules related to the expensing of stock-based awards affected our reported results of operations for the nine months ended September 30, 2006 and will continue to impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

Effective January 1, 2006 we adopted SFAS 123R. SFAS 123R requires all share-based payment awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The adoption of SFAS 123R has an adverse impact on our reported results of operations because the share-based compensation expense is charged directly against our reported earnings. Our net income for the nine months ended September 30, 2006 reflected share-based compensation expense of approximately $3.6 million as a result of our adoption of SFAS 123R. As of September 30, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 1.5 years. Based on currently outstanding options, total share-based compensation expense for fiscal year 2006 is expected to be approximately $4.8 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

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

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of common stock during the three and nine months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)
August 4, 2006 through
August 31, 2006	340	$11.39	340	$26,128
September 1, 2006 through
September 30, 2006	—		—	$26,128

Total	340		340

In August 2006, our Board of Directors authorized a program to repurchase shares of our common stock. Acting pursuant to this approval, we announced on August 2, 2006 that we may repurchase up to $30.0 million of shares over a period of six months following that announcement. The shares are to be purchased in the open market or in privately negotiated transactions in accordance with the requirements of the SEC, and subject to market conditions, applicable legal requirements and other factors. We are using our cash resources to repurchase of shares. Such shares are being held in treasury and are reflected at cost on our consolidated balance sheet. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 31, 2006, we held our annual stockholders’ meeting, at which our stockholders (i) elected four (4) directors to hold office until the next annual election of directors and (ii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006. The vote on such matters was as follows:

I.	Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Ming Hsieh	86,270,588	341,749
John C. Bolger	86,435,782	176,555
John P. Stenbit	86,428,347	183,990
Kenneth R. Thornton	86,423,832	188,505

II.	Ratification of Appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
86,558,722	35,140	18,475	—

Item 6.	Exhibits

Exhibit Number	Description of Documents

3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.3 (2)	Bylaws of the Registrant

4.1 (3)	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Current Report on Form 8-K dated November 1, 2004.

(2)	Filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-115535) dated May 14, 2004.

(3)	Filed with the Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-115535) dated September 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2006