Form 10-K
period 2006-12-31
Cogent, Inc.
filed 2007-03-01
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 000-50947

COGENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4305768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
209 Fair Oaks Avenue
South Pasadena, California	91030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 799-8090

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2006 as reported on the National Market tier of The NASDAQ Stock Market, Inc. was $509,550,638.*

As of February 15, 2007, there were 94,552,459 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

COGENT, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2006

TRADEMARKS

We have common law trademark rights in and U.S. trademark applications pending for Cogent Systems, BioGate, BlueCheck, Live-ID and PMA. Each trademark, trade name or service mark of another company appearing in this Annual Report on Form 10-K belongs to its holder, and does not belong to us.

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

We were incorporated in California in April 1990 and reincorporated in Delaware in May 2004

Overview

We are a leading provider of Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. Our AFIS solutions enable customers to capture fingerprint images electronically, encode fingerprints into searchable files and accurately compare a set of fingerprints to a database of potentially millions of fingerprints in seconds. For over sixteen years, we have researched, designed and developed fingerprint biometric technologies that incorporate advanced concepts in fluid dynamics, neural networks, image enhancement, data mining and massively parallel processing. Our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively achieve what we believe to be industry-leading accuracy rates and performance. We support the latest standards in fingerprint biometrics and have based our systems on cost-effective, industry-standard hardware and software platforms. We are focused on enabling our customers to expand the capabilities of their systems as their biometrics needs evolve.

Industry Background

Authentication and Identification of Individuals Plays an Important Role in Society

Effectively authenticating and identifying individuals is critical to the safety and integrity of transactions, communications, travel and life in today’s society. Security breaches and frauds resulting from failures in authentication and identification systems can cause economic harm and loss of life. As a result of growing public awareness of security and economic risks, people are becoming increasingly willing to submit to security checks and other identity verification procedures. Authentication of an individual’s identity is necessary when governments, law enforcement agencies and other organizations need to confirm that an individual is who he claims to be. This necessity arises, for example, when a traveler enters a foreign country, a citizen votes, a suspect is arrested, an individual withdraws money from an ATM, a consumer purchases an item on the Internet or an employee seeks access to a restricted area. To authenticate the individual’s claimed identity in these types of scenarios, organizations traditionally implement processes to examine the individual’s credentials, such as signatures, drivers’ licenses, passports, access cards, PINs or passwords. If the authentication process indicates that the credentials are invalid or if there are no credentials to examine, such as when an unknown person leaves evidence of fingerprints, known as latents, at a crime scene, organizations frequently initiate an identification process to determine the individual’s identity.

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

Fingerprints have been, and we believe will continue to be, the most widely used biometric because they are relatively simple to capture, either voluntarily or from latents at crime scenes, are relatively non-intrusive and benefit from a substantial existing infrastructure that employs fingerprints for identification. Governments and law enforcement agencies around the world have already created vast databases of fingerprints and the American National Standard Institute and the National Institute of Standards and Technology have standardized a common format, called ANSI/NIST, which is used to describe, classify and share fingerprints. According to the FBI, its criminal database alone contains the fingerprints of more than 50 million individuals. In addition, the United States Department of Homeland Security database contained the fingerprints of approximately 75 million individuals at the end of 2006. Other organizations throughout the world, including foreign governments and law enforcement agencies, other U.S. government agencies such as the National Association of Securities Dealers and the Department of State, and the approximately 15,000 state and local law enforcement agencies in the United States, also have established large fingerprint databases, and these databases are continuing to grow.

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

The diagram below represents a typical, full scale AFIS architecture:

Growth Expected in the AFIS Market

The widespread deployment of AFIS and the development of biometric technologies to support the AFIS market have been among the biggest contributors to the growth of the biometrics industry. This growth is being driven by the increase in the worldwide demand for elevated security measures and a general increase in willingness for people to submit to security checks and other identity verification procedures. In response to this demand, the United States has increased spending on security measures. Governments worldwide are establishing agencies and departments focused on security, such as the formation of the Department of Homeland Security, or DHS, which integrated numerous existing agencies and formed a single department with the mission of protecting the United States against terrorism. Governments have also announced initiatives mandating heightened security measures and recommending or requiring the use of biometrics technology as part of the overall security solution. As a result, government agencies have indicated that they will make investments in information technology, including biometrics, to fulfill their missions.

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

Our Solution

We are a leading provider of advanced AFIS and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. For over sixteen years, we have researched, designed, developed and marketed advanced fingerprint biometric technologies and integrated solutions. We believe our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively deploy AFIS solutions that consistently deliver industry leading accuracy rates and performance. Our solutions are designed to be scalable, enabling customers to seamlessly expand the capabilities of their AFIS, and flexible, enabling customers to deploy our AFIS in a variety of operating systems and hardware configurations. As a result, we provide a complete AFIS solution that enables customers to achieve a low total cost of ownership both upon initial deployment and throughout its entire lifecycle. Key benefits of our solutions include:

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

•

Capture Devices. We offer several types of capture devices that enable our customers to obtain and process either flat or rolled fingerprints in a wide variety of places without ink, such as police stations, airports, polling stations and immigration offices. All of our live-scan devices run our proprietary Image Flow software, which employs advanced algorithms to improve feature extraction from the fingerprint images, thereby enhancing search accuracy. We also offer portable devices that enable customers to obtain and process fingerprints remotely. Our live-scan devices provide real-time image previews on screen for improved quality control and reduced processing time.

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

High Accuracy Rates. We believe our solutions enable our AFIS customers to search large databases with industry leading accuracy and performance. In an April 2005 study published by the National Institute of Standards and Technology evaluating the accuracy of 1:1 matching, our solution was rated the most accurate. A key factor in our ability to achieve these accuracy rates is our approach of searching the entire database rather than relying on binning like most other AFIS. As a result, our solutions do not suffer from binning errors, and we can more effectively search both flat and rolled prints, which leads to increased accuracy. Moreover, because our software reflects our over sixteen years of research and development on neural network, fluid dynamics and advanced image processing principles, we are able to extract more minutiae from lower quality fingerprints to minimize detection failures and false positives.

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

Products and Services

We offer biometrics solutions to the government sector, which consists of federal, state, local and foreign governments and agencies, including immigration/border control agencies, electoral commissions and law enforcement agencies and the market for other fingerprint biometric solutions, which are emerging applications primarily for the commercial sector. Our products for the government sector are principally AFIS solutions, and our products for the commercial sector, which generated less than 2% of our revenues for 2006, are other fingerprint biometric solutions principally based on our proprietary application specific integrated circuit, or ASIC, technology. At the core of each of our products is our proprietary Image Flow Processing, Data Flow Computing and Information Fusion software.

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

BlueCheck. BlueCheck is a Bluetooth enabled mobile fingerprint scanner for law enforcement applications. Weighing only 3 ounces the BlueCheck is equipped with a durable LCD display for real-time feedback, a 500 dpi fingerprint sensor and our proprietary ASIC technology for embedded encryption, image compression and on-device matching. Used with our Live-ID and MobileIDENT software, BlueCheck allows users to perform in-the-field fingerprint capture and identifications.

Technology

We developed our proprietary technology through an extensive research and development program focused on innovative algorithms for image processing and biometric identification. These highly complex matching algorithms are the core of our technology, and we have optimized the hardware deployed in our customers’ systems to run these algorithms efficiently. Our engineers have extensive expertise in matching algorithms, image enhancement, image compression, fuzzy mathematics, morphology, neural networks, security, encryption, communications, data mining and data fusion. By leveraging this expertise over our sixteen year history, we have developed advanced algorithms for statistical pattern recognition, structural pattern recognition, random process modeling and error and distortion modeling.

Image Flow Technology. Our Image Flow software utilizes fluid dynamics principles to perform real-time identification and classification of minutiae and other irregularities that define the unique biometric features. Since fingerprints have a natural graphical flow embodied in the ridges in human fingers, our Image Flow software enables our algorithms to identify the patterns of a fingerprint similar to the surface appearances associated with fluid flow. This enables us to employ mathematical modeling, using the principles of fluid dynamics, for enhancing poor fingerprints lifted from crime scenes or less than optimal images. Utilizing ridge pattern information in a fingerprint image, our Image Flow algorithms capture the flow information via partial differential equations, solve the numerical equations, and provide accurate feature data associated with the fingerprint image. By analytically modeling these natural flows, which are unique to each individual, our software can establish a positive identity using a variety of biometrics, including fingerprints, palm prints, and facial images. Our image processing software operates throughout our AFIS solutions to enable more detailed feature extraction to improve the accuracy of searches and descriptive function modeling to improve the speed of searches.

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

Customers

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. Revenues from the sale of our solutions to the National Electoral Council of Venezuela (CNE) were 38% and 37% of total revenues during the years ended December 31, 2005 and 2006, respectively. Revenues from the sale of our solutions to the Department of Homeland Security were 31% and 11% of total revenues during the years ended December 31, 2005 and 2006, respectively.

Sales and Marketing

We market our AFIS solutions and other fingerprint biometrics solutions directly to end-users and indirectly through prime contractors. We market our proprietary ASIC device indirectly through OEMs, resellers and distributors. As of December 31, 2006, we employed 20 individuals who were involved in our sales and marketing efforts.

Sales efforts for our AFIS and other government related fingerprint biometrics solutions are predominantly focused on establishing and maintaining new and existing relationships with defense and IT solutions companies that typically serve as prime contractors on government projects. We also market our AFIS and other government related fingerprint biometrics solutions directly to end customers if the project is focused primarily on a biometrics implementation. For large AFIS deployments, a government entity typically issues a request for proposal, or RFP. In the RFP, the entity will usually provide the project’s specifications and performance requirements, and then solicit proposals from prospective prime contractors who are on the approved vendor list. Because we are one of four leading vendors that offer AFIS solutions, we are typically included in any U.S. or international RFP that is open for competitive bidding. We enhance our opportunities for being selected as a prime or subcontractor by utilizing references from our existing customers, usually bidding on a fixed price basis and employing consultants who have strong relationships in our international markets. We assemble a multi-disciplined project management team to draft the proposal, or to assist with drafting if we are the subcontractor, negotiate the actual contract and deploy the solution. Once our solution has been deployed, the project management team educates our customer on the use of our AFIS and other biometrics solutions. The project management team is also frequently involved in upgrading our customers to more comprehensive solutions as their needs grow. In addition, when competing for local, state and international contracts from governments and law enforcement agencies, we seek to team with local systems integrators in the jurisdiction in which the contract is to be performed.

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

Samsung Semiconductor, Inc. fabricates our proprietary ASIC wafers in Asia. Various subcontractors perform assembly, packaging and testing of our ASICs, allowing us to purchase and receive only finished ASIC product. We maintain a facility in Shenzhen, China where we perform research and development and assembly of our consumer and commercial products that incorporate our proprietary ASIC. We had 43 employees in Shenzhen as of December 31, 2006. Certain components of our products that are assembled in Shenzhen are outsourced to contract partners, none of which are sole source suppliers. We also store and distribute our inventory of consumer and commercial products from the Shenzhen facility.

Most component parts used in our products are standard off-the-shelf items, which are, or can be, purchased from two or more sources. In addition to Samsung, IBM and Hewlett-Packard, we utilize products from suppliers such as Sun Microsystems and Dell Computer, which provide computer workstations, L-1 Identity Solutions and Cross Match Technologies, which provide live-scans, Oracle, Informix, Sybase and Microsoft, who supply database software and Atmel, which supplies sensors. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could disrupt our ability to meet customer demands or reduce our gross margins.

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

Competition

The market for biometric solutions is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. A significant number of established companies have developed or are developing and marketing software and hardware for biometric products and applications that currently compete or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions, and traditional key, card, surveillance and password systems. Many of our competitors have significantly more financial and other resources than we do. We believe that additional competitors will continue to enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase in the near term. We sometimes compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us. Our current principal competitors include:

•

diversified technology providers, such as Motorola, Inc. (through its Motorola Business Solutions division), NEC and Safran Group (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies and L-1 Identity Solutions;

•

prime government contractors such as Northrop Grumman, that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometrics solutions, such as AuthenTec, BioScrypt, Dermalog and UPEK.

We believe the principal competitive factors in the market for complete AFIS solutions include the following:

•	accuracy of matching;

•	speed of matching;

•	pricing including total cost of system ownership, including initial costs and ongoing maintenance and support;

•	customization;

•	scalability that enables rapid and accurate matching in extremely large databases; and

•	quality of service and support.

We believe the principal competitive factors in the market for other fingerprint biometric solutions include the following:

•	degree of security provided;

•	ease of use;

•	functionality;

•	price;

•	size; and

•	reliability.

We believe that we compete favorably with our competitors in both of the above markets on the basis of the aforementioned factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog also includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2005 and 2006, our total backlog was $133 million and $122 million, respectively. The amount of backlog representing contracts awarded but not signed as of December 31, 2006 totaled $6.4 million. Approximately $49 million of backlog is not expected to be filled in 2007.

We cannot assure you that we will realize revenue from our entire backlog or as to timing thereof. In 2006, we derived 41.9% of our revenues from the sale of our solutions either directly or indirectly to U.S. government agencies pursuant to government contracts. Many of these contracts are subject to re-negotiation, budget constraints and termination at the option of the customer. In addition, a significant portion of our revenue is not recognized upon shipment, but is recognized only upon customer acceptance of our systems or over the term of our contracts under the percentage-of-completion method.

Research and Development

We engage in substantial research and development to advance our core products and develop new products. We conduct research on algorithm development, hardware development, system engineering and architecture, industry standards, technology integration, user productivity features and performance enhancement. We also invest substantial resources in commercializing the technology that we develop in our research and development efforts into products that meet the needs of our customers. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Our research and development expense was $8.3 million in 2004, $8.9 million in 2005 and $8.6 million in 2006.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. The core technology used in our products and solutions is not the subject of any patent or copyright protection. We have two issued patents on technology related to optical sensors and image reconstructions for the commercial markets. We also rely primarily on a portfolio of intellectual property rights, both foreign and domestic, including trade secrets, trademarks, contractual provisions, patent applications and licenses to protect our intellectual property. Our registered trademarks relate to Cogent Systems, BioGate, BlueCheck, Live-ID and PMA. Our two pending patent applications relate to our Data Flow and Information Fusion technology.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, would result in significant expense to us and divert the efforts of our technical and management personnel. For example, in April 2005, we initiated a lawsuit against Northrup Grumman which asserts that Northrup caused us harm by misappropriating our trade secrets. We have spent a substantial amount of funds in connection with this lawsuit and expect to continue to spend substantial funds in connection with the lawsuit for the foreseeable future. In addition, our management has devoted, and we expect our management to continue to devote for the foreseeable future, a significant amount of time to this lawsuit.

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

Employees

As of December 31, 2006, we employed 195 full-time employees, including 85 in research and development, 68 in operations and engineering services, 20 in sales and marketing and 22 in general and administration. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

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

In 2005 and 2006, we derived 69% and 48%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2005, the DHS and the CNE collectively accounted for 69% of revenues, or 31% and 38%, respectively. In 2006, the DHS and the CNE accounted for 48% of revenues, or 11% and 37%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, our significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2005 and 2006, we derived 55% and 42%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

In addition, our financial results may fluctuate from quarter to quarter and be negatively affected by a number of factors, including the following:

•	the lack or reduction of government funding and the political, budgetary and purchasing constraints of our government agency customers;

•	the terms of customer contracts that affect the timing of revenue recognition;

•	the size and timing of our receipt of customer orders;

•	significant fluctuation in demand for our solutions;

•	price reductions or adjustments, new competitors, or the introduction of enhanced solutions from new or existing competitors;

•	cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	potential effects of providing services as a prime contractor that may not carry gross margins as high as those of our core solutions;

•	impairment charges arising out of our assessments of goodwill and intangibles; and

•	other one-time financial charges.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•

diversified technology providers such as Motorola, Inc. (thorough its Motorola Biometrics Solutions division), NEC and Safran Group (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies and L-1 Identity Solutions;

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

Our AFIS solutions often require a lengthy sales cycle ranging from several months to sometimes over a year before we can receive approvals for purchase. The length of the sales cycle depends on the size and complexity of the solutions, the customer’s budgeting process, the customer’s in-depth evaluation of our solutions and a competitive bidding process. As a result, we may incur substantial expense before we earn associated revenues, since a significant portion of our operating expenses is relatively fixed. The lengthy sales cycles of our solutions make forecasting the volume and timing of sales difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel contracts or change their minds. If customer cancellations occur, they could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

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

We must comply with U.S. laws regulating the export of our products. In some cases, explicit authorization from the U.S. government is needed to export our products. The export regimes and the governing policies applicable to our business are subject to changes. We cannot assure you that such export authorizations will be available to us or for our products in the future. For example, U.S. export restrictions currently restrict the sale of fingerprint technology to China, which limits our ability to pursue opportunities there that are open to many of our competitors. In some cases where we act as a subcontractor, we rely upon the compliance activities of our prime contractors, and we cannot assure you that they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations, we may not be able to sell our products in certain international jurisdictions.

Failure to properly manage projects may result in costs or claims against us, and our financial results could be adversely affected.

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 53% of our revenues in 2005 and 57% of our revenues in 2006 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. Sales to customers in these markets accounted for 99% and 98% of our revenues in 2005 and in 2006, respectively. A component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

Termination of all or some of our backlog of orders could negatively affect our sales.

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2006 and 2005, our total backlog was $122 million and $133 million, respectively The amount of backlog representing contracts awarded but not signed as of December 31, 2006 totaled $6.4 million. Approximately $49 million of backlog is not expected to be filled in 2007.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. For example, in April 2005, we initiated a lawsuit against Northrup Grumman which asserts that Northrup caused us harm by misappropriating our trade secrets. We have spent a substantial amount of funds in connection with this lawsuit and expect to continue to spend substantial funds in connection with the lawsuit for the foreseeable future. In addition, our management has devoted, and we expect our management to continue to devote for at least the foreseeable future, a significant amount of time to this lawsuit.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 54% of our outstanding common stock as of December 31, 2006. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

Because competition for highly qualified project managers and technical personnel is intense, we may not be able to attract and retain the managers we need to support our planned growth.

To execute our growth plan, we must attract and retain highly qualified project managers. Competition for hiring these managers is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating biometrics solutions. We may not be successful in attracting and retaining qualified managers. Many of the companies with which we compete for hiring experienced managers have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key managers. Furthermore, recent changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to join our company. If we fail to attract new personnel or fail to retain and motivate our current managers, our business and future growth prospects could be severely harmed.

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

During each of the years ended December 31, 2005 and December 31, 2006, revenues outside of the Americas accounted for approximately 6% and 14%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupy approximately 20,074 square feet in South Pasadena, California in a building we purchased in 1997. We also lease properties in Reston, Virginia, Dublin, Ohio, London, U.K., Vienna, Austria, Taipei, Taiwan and Beijing, China for use as local project management and business development offices. The size and location of these properties changes from time to time based on business requirements. We lease a manufacturing facility in Shenzhen, China. In October 2005, we purchased a 151,000 square foot facility in Pasadena, California, which we expect will eventually house our corporate headquarters. With this facility we believe our space is adequate for current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings

In April 2005, we initiated a lawsuit against Northrop Grumman in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with contract, interference with prospective economic advantage, breach of the impled covenants of good faith and fair dealing, and unfair competition. We are seeking compensatory and punitive damages. This legal action is currently set to go to trial in May 2007. We cannot provide assurance that we will be successful in this legal action. As of December 31, 2006, we had incurred $3.9 million in legal expenses relating to this action, and we expect to continue to incur a material amount of legal expenses relating to this action for at least the foreseeable future.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described above, we are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol “COGT” since September 24, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices on the NASDAQ Global Select Market of the common stock for the periods indicated, as reported by NASDAQ.

	Common Stock Price
	High	Low
Fiscal Year 2004
Third Quarter 2004 (From September 24, 2004)	$19.03	$15.50
Fourth Quarter 2004	38.25	17.61
Fiscal Year 2005
First Quarter 2005	$34.48	$23.04
Second Quarter 2005	28.95	19.54
Third Quarter 2005	33.10	22.89
Fourth Quarter 2005	27.79	21.10
Fiscal Year 2006
First Quarter 2006	$27.00	$17.92
Second Quarter 2006	18.50	13.70
Third Quarter 2006	15.49	10.11
Fourth Quarter 2006	14.80	10.10

As of February 15, 2007, there were 15 holders of record of our common stock. On February 15, 2007, the last sale price reported on the NASDAQ Global Select Market for our common stock was $10.89 per share.

We did not declare or pay any cash dividends on our common stock during our fiscal years ended December 31, 2005 and 2006. We do not anticipate paying dividends on our common stock for at least the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as the board of directors, in its discretion, deems relevant.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2006 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by our stockholders(a)	2,489,607	$4.33	3,795,736
Equity compensation plans not approved by our stockholders	—	—	—

(a)	Includes our 2000 Stock Option Plan and our 2004 Equity Incentive Plan. However, no future grants may be made under our 2000 Stock Option Plan.

Performance Measurement Comparison

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since September 24, 2004, the date of our initial public offering, to two indices: (i) Center for Research in Security Prices (“CRSP”) Total Return Index for the NASDAQ Stock Market and (ii) the NASDAQ Computer and Data Processing Services Index. The graph assumes an initial investment of $100 on September 24, 2004 and that all dividends have been reinvested. No cash dividends have been declared on our common stock since the date of our initial public offering. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2005 and 2006 and the selected consolidated statement of income data for each of the three years in the period ended December 31, 2006, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2002, 2003 and 2004 and selected consolidated statement of income data for the years ended December 31, 2002 and 2003 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Statements of Income Data:
Revenues:
Product revenues	$10,450	$24,911	$74,698	$141,649	$79,055
Maintenance and services revenues	5,907	7,268	12,990	18,240	22,602

Total revenues	16,357	32,179	87,688	159,889	101,657

Cost of revenues:
Cost of product revenues (1)	3,841	7,981	25,723	53,308	37,455
Cost of maintenance and services revenues (1)	1,128	2,256	4,104	4,997	6,252

Total cost of revenues	4,969	10,237	29,827	58,305	43,707

Gross profit	11,388	21,942	57,861	101,584	57,950

Operating expenses:
Research and development (1)	4,551	6,350	8,303	8,908	8,627
Selling and marketing (1)	2,145	3,173	5,384	7,543	7,974
General and administrative (1)	2,152	2,044	10,764	10,152	13,031

Total operating expenses	8,848	11,567	24,451	26,603	29,632

Operating income	2,540	10,375	33,410	74,981	28,318
Other income (expense):
Interest income	69	120	1,144	9,050	17,325
Other, net	19	(48)	1,599	518	441

Total other income	88	72	2,743	9,568	17,766

Income before income taxes and equity in losses of investee and impairment of equity investment	2,628	10,447	36,153	84,549	46,084
Income tax provision (benefit)	35	577	(6,428)	19,263	16,356
Equity in losses of investee	(314)	(246)	—	—	—
Impairment of equity investment	—	(435)	—	—	—

Net income	$2,279	$9,189	$42,581	$65,286	$29,728

	Year Ended December 31,
	2002	2003	2004	2005	2006
Net income per share (2):
Basic	$0.04	$0.15	$0.65	$0.74	$0.32

Diluted	$0.04	$0.14	$0.56	$0.69	$0.31

Weighted average number of shares used in per share calculations:
Basic	60,000	60,000	65,617	88,403	94,051

Diluted	63,723	67,853	75,817	94,053	96,037

Pro forma net income data (3):
Income before income taxes and after equity in losses of investee and impairment of equity investment, as reported	$2,314	$9,766	$36,153
Pro forma provision for income taxes	636	4,123	14,837

Pro forma net income	$1,678	$5,643	$21,316

Pro forma net income per share
Basic	$0.03	$0.09	$0.32

Diluted	$0.03	$0.08	$0.28

	December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$1,522	$17,457	$27,004	$19,805	$18,801
Investments in marketable securities	—	—	195,719	330,795	395,425
Working capital	9,606	20,228	187,546	359,190	365,330
Total debt	—	—	—	—	—
Total assets	22,223	37,655	300,894	513,265	540,941
Deferred revenue	6,162	15,264	68,429	45,158	37,504
Total stockholders’ equity	12,367	19,716	222,064	458,612	490,559

(1)	Includes share based compensation expense as follows:

	Year Ended December 31,
	2002	2003	2004	2005	2006
Cost of product revenues	$—	$100	$172	$246	$307
Cost of maintenance and services revenues	—	205	497	444	471
Research and development	—	663	1,413	1,751	650
Selling and marketing	10	421	1,558	1,483	1,387
General and administrative	—	58	6,788	2,154	1,641

	$10	$1,447	$10,428	$6,078	$4,456

(2)	See Note 1 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.
(3)	Prior to the termination of our S Corporation status, we were exempt from paying federal income taxes and have paid certain state income taxes at a reduced rate because of our S Corporation status. Our S Corporation status terminated effective September 22, 2004. Pro forma net income data reflects the income tax expense that would have been recorded had we not been exempt from paying taxes under the S Corporation election.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors”.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, (“AFIS”), and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts, the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government.

Sources of Revenues

We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator, (“PMA”), servers and other AFIS equipment, including workstations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

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

The most significant portion of our revenues since the fourth quarter of 2003 has arisen from increased demand by the DHS and the CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national, regional and local elections. We anticipate that the DHS and to a lesser extent the CNE, will account for a significant portion of our revenues for the foreseeable future. We do not have any long-term contracts with any of our customers, including the DHS for the sale of our products, and our future sales will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the DHS could cause our revenues to fall short of our expectations.

We also expect to experience continued demand from a number of other governments as they deploy AFIS solutions in elections, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, in Canada, we have been awarded an initial contract and several follow-on orders, and we believe we may receive additional follow-on orders related to the Royal Canadian Mounted Police (RCMP)’s Real Time Identification Initiative. Another example is our September 2005 contract with the Direction Générale De la Sureté Nationale of Morocco (DGSN) to provide an integrated turn-key AFIS. The quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

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

In April 2005, we initiated a lawsuit against Northrop Grumman, based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with contract, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. We are seeking compensatory and punitive damages. This legal action is currently set to go to trial in May 2007. We cannot provide assurance that we will be successful in this legal action. As of December 31, 2006, we had incurred $3.9 million in legal expenses relating to this action, which is recorded in general and administrative expenses in our consolidated financial statements, and we expect to continue to incur a material amount of legal expenses relating to this legal action for at least the foreseeable future.

Prior S Corporation Status

In 1992, we elected to be treated for federal and certain state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended, or the Code, and comparable state laws. As a result, our earnings from such initial election and through September 21, 2004, were included in the taxable income of our stockholders for federal and certain state income tax purposes, and we were subject only to reduced amounts of state income tax on such earnings. By reason of our treatment as an S Corporation for federal and state income tax purposes, we paid dividends to our stockholders. We terminated our S Corporation status effective September 22, 2004, and beginning on that date we were and are treated for federal and state income tax purposes as a C Corporation under Subchapter C of the Code and, as a result, are now subject to state and federal income taxes.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and

Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases” and account for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, we apply the provisions of Emerging Issues Task Force (EITF) 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, we account for these arrangements in accordance with EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of December 31, 2006, our net deferred tax assets were approximately $43.4 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the year ended December 31, 2006 was, and we expect our tax rate to continue to be, impacted as a result of the disqualifying disposition of incentive stock options and research and development tax credits. Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded share-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

We generate a significant portion of our revenues from contracts with foreign government agencies. Each country with which we do business has its own particular rules to determine the point at which our activities within such country will become subject to taxes, if any. To the extent our contracts with foreign government agencies are subject to income taxes and we do not generate adequate foreign tax credits for purposes of our Federal income tax return, our effective tax rate may be impacted.

Accounting for Share-Based Compensation. Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Share-based compensation.” Under APB 25, compensation cost, if any, was recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. Prior to January 1, 2006, we recorded compensation expense for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense resulting from all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense resulting from all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in incremental charges to net earnings of approximately $974,000 or $0.01 per diluted share for the year ended December 31, 2006.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 2 of our consolidated financial statements included elsewhere in this report. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on our common stock, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Year Ended December 31,
	2004	2005	2006
Revenues:
Product revenues	85.2%	88.6%	77.8%
Maintenance and services revenues	14.8	11.4	22.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	29.3	33.4	36.8
Cost of maintenance and services revenues	4.7	3.1	6.2

Total cost of revenues	34.0	36.5	43.0

Gross profit	66.0	63.5	57.0

Operating expenses:
Research and development	9.5	5.6	8.5
Selling and marketing	6.1	4.7	7.8
General and administrative	12.3	6.3	12.8

Total operating expenses	27.9	16.6	29.1

Operating income	38.1	46.9	27.9
Income before income taxes and equity in losses of investee
and impairment of equity investment	41.2	52.9	45.3
Income tax (benefit) provision	(7.3)	12.0	16.1

Net income	48.6%	40.8%	29.2%

Pro forma net income data (unaudited):
Pro forma provision for income taxes	16.9%
Pro forma net income	24.3%

Comparison of Results for the Years Ended December 31, 2005 and 2006

Revenues. Revenues were $101.7 million for the year ended December 31, 2006 compared to $159.9 million for the year ended December 31, 2005. Product revenues were $79.0 million for the year ended December 31, 2006 compared to $141.6 million for the year ended December 31, 2005. The $62.6 million decrease in product revenues resulted primarily from decreases of $38.4 million and $22.4 million in revenues generated from the DHS and the CNE, respectively. The decrease in revenues from the DHS was primarily due to slowdowns in the procurement process at the U.S. government. The decrease in revenue from the CNE was primarily attributed to the completion of contracts under which we provided AFIS solutions to the CNE.

Maintenance and services revenues increased to $22.6 million for the year ended December 31, 2006 from $18.2 million for the year ended December 31, 2005. The $4.4 million, or 24%, increase in maintenance revenues was due to an increase in maintenance renewals and engineering services associated with product sales in prior periods.

Gross Profit. Gross profit as a percentage of revenues was 57.0% for the year ended December 31, 2006 compared to 63.5% for the same period of the prior year. Product gross margins were 52.6% for the year ended December 31, 2006 compared to 62.4% for the year ended December 31, 2005. The decrease in margins on product revenues was primarily due to contract mix and the allocation of fixed overhead costs over a lower revenue base. During the year ended December 31, 2006 we recognized significant revenue from AFIS solutions that required significant hardware components which typically have lower margins than our more software intensive solutions.

Costs of maintenance and service revenues increased to $6.3 million for the year ended December 31, 2006 from $5.0 million for the year ended December 31, 2005. Maintenance and services gross margins were consistent at approximately 72%. The increase in costs of maintenance and service revenues was primarily due to increases in headcount assigned to the provision of maintenance and services to our customers as a result of the aforementioned increase in maintenance and engineering services revenues.

Research and Development. Research and development expenses decreased to $8.6 million, or 8.5% of revenues, for the year ended December 31, 2006 compared to $8.9 million, or 5.6% of revenues for the year ended December 31, 2005. The $281,000 decrease was due to a reduction in total compensation costs of $444,000 during the year ended December 31, 2006 compared to the same period of the prior year. The reduction in compensation costs represented a decrease of $1.1 million in share based compensation expense, partially offset by an increase in salary expense of $679,000 as a result of an increase in headcount. Reductions in compensation costs were further offset by increases in supplies, occupancy costs and travel expenses incurred in the development of our products.

Selling and Marketing. Selling and marketing expenses were $8.0 million, or 7.8% of revenues, for the year ended December 31, 2006 and $7.5 million, or 4.7% of revenues, for the year ended December 31, 2005. The $431,000 increase was primarily due to an increase in salary expense of $793,000 driven by an increase in headcount. This increase was offset by a decrease in consulting fees of $322,000 as many of the tasks performed by consultants in 2005 were performed by Cogent personnel in 2006.

General and Administrative. General and administrative expenses increased to $13.0 million, or 12.8% of revenues, for the year ended December 31, 2006 compared to $10.2 million, or 6.3% of revenues, for the year ended December 31, 2005. The $2.8 million increase was primarily due to a $3.9 million increase in legal fees related to our lawsuit against Northrop Grumman. Additionally, an increase in business taxes and fees and salary expenses of $216,000 and $414,000, respectively, contributed to the increase and general and administrative expenses. These increases were partially offset by an $862,000 decrease in legal fees not associated with the lawsuit as well as decreases in share-based compensation and bonuses of $513,000 and $115,000 respectively. Our accounting and consulting fees related to compliance with Section 404 of the Sarbanes Oxley Act of 2002 decreased $351,000 from 2005 to 2006.

Interest Income. We earned interest income of $17.3 million during the year ended December 31, 2006 compared to $9.0 million during the year ended December 31, 2005. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net proceeds of $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $16.4 million during the year ended December 31, 2006 as a result of the net income earned in the period. Our effective tax rate of 35.5% for the year ended December 31, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by federal and state research and development credits. Our effective tax rate may continue to fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to outstanding incentive stock options. We recognized an income tax provision of $19.3 million, with an effective tax rate of 22.8%, during the year ended December 31, 2005 as a result of the net income earned in the period. Our effective tax rate of 22.8% for the year ended December 31, 2005 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 22.8% during the year ended December 31, 2005 to 35.5% during the year ended December 31, 2006 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the year ended December 31, 2006 compared to the same period of the prior year.

Comparison of Results for the Years Ended December 31, 2005 and 2004

Revenues. Revenues were $159.9 million for the year ended December 31, 2005 compared to $87.7 million for the year ended December 31, 2004. Product revenues were $141.7 million for the year ended December 31, 2005 compared to $74.7 million for the year ended December 31, 2004. The $67.0 million increase in product revenues resulted primarily from AFIS solutions delivered to the CNE, additional orders for AFIS solutions from the DHS as well as sales of AFIS solutions to a number of other domestic and international customers. During the year ended December 31, 2005, we recognized revenue of $60.3 million for AFIS solutions delivered to the CNE compared to $33.0 million for the year ended December 31, 2004. The increase in revenue related to AFIS solutions delivered to the CNE is primarily attributed to the continued business generated from the CNE with the initial contract entered into in the third quarter of 2004 and subsequent contracts entered into in the second and fourth quarters of 2005. We experienced a significant increase in revenues from the DHS due to additional orders associated with the continued expansion of the US-VISIT program. Revenues recognized on product sales to the DHS for the US-VISIT program were $45.8 million and $19.7 million in the years ended December 31, 2005 and 2004, respectively. Revenue recorded during the year ended December 31, 2005, totaling $13.1 million related to two state and local customers, also contributed to the increase in product revenues. Maintenance and services revenues increased by 40.0% to $18.2 million for the year ended December 31, 2005 from $13.0 million for the year ended December 31, 2004. The $5.2 million increase was due to an increase in maintenance revenues and engineering services associated with higher product sales to the DHS and to other domestic and international customers as well as to the increasing size of the installed base of customers who purchase maintenance. Maintenance and services revenues as a percentage of total revenues declined from period to period due to the increase in product revenues in the year ended December 31, 2005 in comparison to the year ended December 31, 2004.

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

Research and Development. Research and development expenses increased to $8.9 million, or 5.6% of revenues, for the year ended December 31, 2005 compared to $8.3 million or 9.5% of revenues for the year ended December 31, 2004. The increase in research and development expenses is driven by an increase in compensation costs of $410,000, which was partially offset by a net decrease of $143,000 in research and development related travel, and other costs.

Selling and Marketing. Selling and marketing expenses increased to $7.5 million or 4.7% of revenues, for the year ended December 31, 2005 from $5.4 million, or 6.1% of revenues for the year ended December 31, 2004. The increase in selling and marketing expenses was primarily due to increased consulting and professional service fees of $875,000 to support increased business development and proposal activities, increased compensation costs of $698,000 due to increased headcount in sales and marketing, an increase in travel costs of $305,000 related to an expanded customer base, and an increase in tradeshow costs of $255,000.

General and Administrative. General and administrative expenses increased to $10.2 million or 6.3% of revenues for the year ended December 31, 2005 compared to $10.8 million or 12.3% of revenues, for the year ended December 31, 2004. $1.3 million of the increase was due to costs incurred to meet the requirements of the Sarbanes-Oxley Act of 2002. Compensation expenses increased $614,000 due to an increase in general and administrative personnel. Costs such as board fees, directors, officers and business insurance, and investor relations increased $926,000, and general consulting, legal and accounting fees increased $1.0 million, as a result of our growth and transition to a public company for the full year ended December 31, 2005.

Interest Income. We earned interest income of $9.1 million during the year ended December 31, 2005 compared to $1.1 million during the year ended December 31, 2004. The increase in interest income was primarily due to higher cash and investment balances as a result of net proceeds of $228.6 million from our initial public offering in the third quarter of fiscal 2004 and $96.8 million from our public offering in June 2005 as well as cash generated from operations.

Other, net. During the year ended December 31, 2004, we recorded other income of $1.6 million representing a $362,000 dividend declared and paid on our 10% ownership interest in Beijing Jinchen Ciccone Security Printing Company and a $1.2 million pre-tax gain on the sale of such investment in the fourth quarter of 2004. During the year ended December 31, 2005, we recorded other income of $518,000 primarily related to receipt of royalties obligations under a settlement agreement.

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

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of December 31, 2006, we had $18.8 million in cash and cash equivalents and $395.5 million in investments in marketable securities.

Our cash from operations increased by $10.1 million from $54.6 million in 2005 to $64.7 million in 2006, despite a decrease in net income for the year ended December 31, 2006 compared to the year ended December 31, 2005. We generated an increase in cash from operations primarily due to an increase in cash collections of $48.8 million from customers contributing to the decrease in the accounts receivable balance as of December 31, 2006. This increase in cash from strong collections of receivables was partially offset by the $35.6 million decrease in net income from 2005 to 2006. The decrease in net income from 2005 to 2006 was primarily a result of a decrease in product revenues.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash provided by operating activities was $59.0 million, $54.6 million and $64.7 million during the years ended December 31, 2004, 2005 and 2006, respectively. Net cash provided by operating activities during the year ended December 31, 2006 primarily resulted from net income of $29.7 million adjusted for non-cash reconciling items the most significant of which were the increase in deferred income taxes of $11.4 million, share-based compensation expense of $4.5 million and the $2.3 million representing the amortization of bond discounts. Cash provided by operating activities during the year ended December 31, 2006 was also increased by (i) the net collection of $15.8 million in billed accounts receivable, (ii) the increase in income taxes payable of $3.9 million, the reduction of (iii) unbilled receivables, (iv) inventory and contract related costs and (v) prepaid and other assets by $2.7 million, $1.1 million and $4.4 million, respectively. The effect of these changes was partially offset by the net increase of $7.7 million in deferred revenues.

Net cash provided by operating activities was $54.6 million in the year ended December 31, 2005 and was generated by net income of $65.3 million adjusted for non-cash reconciling items, the most significant of which were the tax benefit from stock option transactions of $64.8 million, amortization of deferred share-based compensation of $6.1 million and deferred income taxes of $40.4 million. Cash provided by operating activities during the year ended December 31, 2005 was also significantly impacted by a decrease in inventory and contract related costs of $17.8 million and an increase in accounts payable and accrued expenses of $4.6 million offset by increases in billed and unbilled accounts receivable of $30.3 million and prepaid expenses and other current assets of $5.5 million and decreases in deferred revenues of $23.3 million and income taxes payable of $5.6 million.

Net cash provided by operating activities was $59.0 million in the year ended December 31, 2004 and was generated by net income of $42.6 million adjusted for non-cash reconciling items, the most significant of which were amortization of deferred share-based compensation of $10.4 million and a change in deferred income taxes of $13.8 million. In addition, cash provided by operating activities during the year ended December 31, 2004 was significantly impacted by increases in deferred revenues of $53.1 million and income taxes payable of $5.2 million. The effect of these changes was partially offset by increases in inventory and contract related costs (including deferred cost of sales) of $31.2 million and billed and unbilled accounts receivable of $9.6 million.

For the years ended December 31, 2004, 2005 and 2006, net cash used in investing activities was $198.4 million, $163.3 million and $62.8 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments. Cash used of $195.8 million, $135.7 million and $61.3 million during the years ended December 31, 2004, 2005 and 2006, respectively, represented the net increase of investments in marketable securities. Cash of $26.8 million used during 2005 represented the costs to acquire a facility in Pasadena, California, which we expect will eventually house our corporate headquarters. It is likely that the development of such acquired property will require an expenditure of a material amount of capital resources. Additionally, during the year ended December 31, 2005, we paid $750,000 for the purchase of patents.

Cash provided by (used in) financing activities was $149.1 million, $101.5 million and ($2.9 million) for the years ended December 31, 2004, 2005 and 2006, respectively. We used $3.9 million to repurchase 340,000 shares of our common stock under the stock repurchase program in August 2006. The effect of the share repurchase was partially offset by proceeds of $938,000 collected from the exercise of stock options. For the year ended December 31, 2005, net cash provided by financing activities of $101.5 million resulted primarily from the net proceeds of $96.8 million from the Company’s public offering in June 2005 and proceeds of $4.7 million collected related to the exercise of employee stock options and the purchase of shares under the Company’s employee stock purchase plan. Substantially all of the cash provided from financing activities during the year ended December 31, 2004 represents proceeds from our September 2004 initial public offering, net of offering costs and distributions to shareholders.

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

At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

At December 31, 2006, our outstanding contractual cash commitments were limited to our non-cancelable operating lease obligations as follows:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Non-cancelable operating lease obligations	$855	$291	$458	$106	$—

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We will adopt FIN 48 as of January 1, 2007, as required. We have not yet completed our evaluation of the impact of FIN 48 on our consolidated financial statements. We do however expect to record a cumulative effect adjustment to our 2007 balance of beginning retained earnings, and that adjustment may be material.

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

Fixed income securities are subject to interest rate risk. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-

term nature of the major portion of our investment portfolio. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2005 and 2006 and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Our Controls

As reported in our 2005 Form 10-K, management concluded that as of December 31, 2005, certain deficiencies in our internal controls surrounding revenue accounting and the development of our statement of cash flows constituted “material weaknesses” within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2. Our efforts to remediate the deficiencies in our internal controls included the augmentation and reallocation of resources within our finance group, the implementation of additional checklists, and more timely review of non-routine transactions.

Management believes that the steps implemented during our first fiscal quarter were sufficient to address the internal control deficiency surrounding the statement of cash flows, and we concluded that these controls were operating effectively at March 31, 2006. Management believes that the steps implemented during our fiscal year were sufficient to address the internal control deficiency surrounding revenue accounting, and we concluded that these controls were operating effectively at December 31, 2006.

Other than as described above, there were no other changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Cogent, Inc.

South Pasadena, California

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Cogent, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

Los Angeles, California

March 1, 2007

Item 9B. Other Information

In February 2007, the Compensation Committee of our Board of Directors approved 2007 base salaries and contingent incentive compensation awards for the executive officers who were named in the Summary Compensation Table of our 2006 Proxy Statement. We refer to these executive officers as our “named executive officers.”

Base Salaries for 2007. On February 13, 2007, the Compensation Committee increased Ming Hsieh’s base salary by 3% to $273,000, Paul Kim’s base salary by 13% to $250,000, Michael Hollowich’s base salary by 3% to $197,000 and James Jasinski’s base salary by 3% to $197,000. Mr. Hsieh’s adjusted base salary is effective as of January 1, 2007, Mr. Kim’s adjusted base salary is effective as of March 1, 2007, Mr. Hollowich’s adjusted base salary is effective as of February 19, 2007 and Mr. Jasinski’s adjusted based salary is effective as of May 9, 2007.

2007 Bonus Plan Targets. On February 26, 2007, the Compensation Committee approved 2007 contingent target awards for the named executed officers under our bonus plan. The final award, if any, will be calculated as the product of the executive officer’s base salary, applicable target percentage and a corporate performance score reflecting the achievement of company financial objectives and individual executive officer performance objectives in 2007. The range of the target percentages of base salary used in the 2007 contingent target awards for the named executive officers is 2% to 70%.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, Director Independence

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

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

(b)	Exhibits:

Exhibits.

Exhibit Number		Description of Documents
3.1	(1)	Amended and Restated Certificate of Incorporation of the registrant

3.2	(2)	Bylaws of the registrant

4.1	(2)	Specimen Common Stock Certificate

10.1	(2)#	Form of Indemnity Agreement for directors and executive officers

10.2	(2)#	2000 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement thereunder

10.3	(2)#	2004 Equity Incentive Plan and forms of Stock Option Agreements thereunder

10.5	(2)#	Employment Agreement by and between the registrant and Paul Kim, dated January 5, 2004

10.6	(2)#	Employment Agreement by and between the registrant and Michael Hollowich, dated February 19, 2001

10.7	(2)#	Employment Agreement by and between the registrant and James Jasinski, dated May 9, 2002

10.8	(2)	Automated Fingerprint Matcher Systems Equipment and Services Blanket Purchase Agreement (BPA), dated July 11, 2002 by and between the registrant and INS Headquarters Procurement Division

10.9	(2)	Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu Hsieh, Trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004

10.10	(2)	Stock Sale Agreement, by and among the registrant, Ming Hsieh and Archie Yew, dated December 31, 2003

Exhibit Number		Description of Documents

10.11	(2)	Amended and Restated Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu-Hsieh, trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 12, 2004

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2004, as amended (File No. 333-115535).
#	Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogent, Inc.

South Pasadena, California

We have audited the accompanying consolidated balance sheets of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Los Angeles, California

March 1, 2007

COGENT, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$19,805	$18,801
Investments in marketable securities	281,394	318,070
Billed accounts receivable, net of allowance for doubtful accounts of $429 and $692 at December 31, 2005 and 2006, respectively	42,804	26,798
Unbilled accounts receivable	3,257	530
Inventory and contract related costs	16,443	19,439
Prepaid expenses and other current assets	6,285	1,854
Deferred income taxes	33,140	24,929

Total current assets	403,128	410,421
Investments in marketable securities	49,401	77,355
Inventory and contract related costs	3,779	—
Property and equipment, net	33,136	32,874
Restricted cash	487	576
Deferred income taxes	22,106	18,494
Intangible and other assets	1,228	1,221

Total assets	$513,265	$540,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,873	$4,102
Accrued expenses	4,958	4,260
Income taxes payable	534	4,386
Deferred revenues	34,573	32,343

Total current liabilities	43,938	45,091
Long-term liabilities
Deferred revenues	10,585	5,161
Other liabilities	130	130

Total liabilities	54,653	50,382

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2005 and 2006, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 93,192,192 and 94,493,209 shares issued and outstanding at December 31, 2005 and 2006, respectively	120	120
Additional paid-in capital	418,031	419,446
Deferred share-based compensation	(3,980)	—
Retained earnings	45,291	75,019
Accumulated other comprehensive loss	(850)	(154)
Treasury stock, at cost; zero and 340,000 shares at December 31, 2005 and December 31, 2006, respectively	—	(3,872)

Total stockholders’ equity	458,612	490,559

Total liabilities and stockholders’ equity	$513,265	$540,941

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006
Revenues:
Product revenues	$74,698	$141,649	$79,055
Maintenance and services revenues	12,990	18,240	22,602

Total revenues	87,688	159,889	101,657

Cost of revenues:
Cost of product revenues (1)	25,723	53,308	37,455
Cost of maintenance and services revenues (1)	4,104	4,997	6,252

Total cost of revenues	29,827	58,305	43,707

Gross profit	57,861	101,584	57,950

Operating expenses:
Research and development (1)	8,303	8,908	8,627
Selling and marketing (1)	5,384	7,543	7,974
General and administrative (1)	10,764	10,152	13,031

Total operating expenses	24,451	26,603	29,632

Operating income	33,410	74,981	28,318
Other income:
Interest income	1,144	9,050	17,325
Other, net	1,599	518	441

Total other income	2,743	9,568	17,766

Income before income taxes	36,153	84,549	46,084
Income tax (benefit) provision	(6,428)	19,263	16,356

Net income	$42,581	$65,286	$29,728

Basic net income per share	$0.65	$0.74	$0.32

Diluted net income per share	$0.56	$0.69	$0.31

Shares used in computing basic net income per share	65,617	88,403	94,051

Shares used in computing diluted net income per share	75,817	94,053	96,037

Pro forma net income data (unaudited)
Income before income taxes	$36,153
Pro forma provision for income taxes	14,837

Pro forma net income	$21,316

Pro forma net income per share (unaudited)
Basic	$0.32

Diluted	$0.28

(1) Includes share-based compensation as follows:
Cost of product revenues	$172	$246	$307
Cost of maintenance and services revenues	497	444	471
Research and development expenses	1,413	1,751	650
Selling and marketing expenses	1,558	1,483	1,387
General and administrative expenses	6,788	2,154	1,641

	$10,428	$6,078	$4,456

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands)

						Accumulated Other Comprehensive Income (loss)
			Additional Paid in Capital	Deferred Share-Based Compensation	Retained Earnings (Deficit)					Total Stockholders' Equity
	Common Stock						Treasury Stock		Comprehensive Income (loss)
	Shares	Amount					Shares	Amount
Balances at January 1, 2004	60,000	$120	$5,394	$(2,924)	$17,049	$77	—	$—	$—	$19,716
Stockholders distributions	—	—	—	—	(79,625)	—	—	—	—	(79,625)
Deferred share-based compensation	—	—	17,862	(17,862)	—	—	—	—	—	—
share-based compensation	—	—	—	10,888	—	—	—	—	—	10,888
Issuance of common stock in public offering, net of issuance costs	20,700	—	228,635	—	—	—	—	—	—	228,635
Stock options exercised	88	—	47	—	—	—	—	—	—	47
Cancellation of unvested stock options	—	—	(67)	67	—	—	—	—	—	—
Comprehensive income:	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	42,581	—	—	—	42,581	42,581
Other comprehensive loss (net of tax)	—	—	—	—	—	(178)	—	—	(178)	(178)

Comprehensive income	—	—	—	—	—	—	—	—	$42,403	—

Balances at December 31, 2004	80,788	120	251,871	(9,831)	(19,995)	(101)	—	—		222,064
Share-based compensation	—	—	—	5,810	—	—	—	—	—	5,810
Issuance of common stock in public offering, net of issuance costs	4,000	—	96,769	—	—	—	—	—	—	96,769
Stock options exercised	8,326	—	3,913	—	—	—	—	—	—	3,913
Issuance of shares under ESPP Plan	78	—	801	—	—	—	—	—	—	801
Tax benefit from stock option transactions	—	—	64,765	—	—	—	—	—	—	64,765
Cancellation of unvested stock options	—	—	(88)	41	—	—	—	—	—	(47)
Comprehensive income:	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	65,286	—	—	—	65,286	65,286
Other comprehensive loss (net of tax)	—	—	—	—	—	(749)	—	—	(749)	(749)

Comprehensive income	—	—	—	—	—	—	—	—	$64,537	—

Balances at December 31, 2005	93,192	120	418,031	(3,980)	45,291	(850)	—	—	—	458,612
Stock options exercised	1,301	—	938	—	—	—	—	—	—	938
Tax adjustment from stock option transactions	—	—	(206)	—	—	—	—	—	—	(206)
Deferred share-based compensation - adoption of SFAS 123(R)	—	—	(3,980)	3,980	—	—	—	—	—	—
Share-based compensation	—	—	4,663	—	—	—	—	—	—	4,663
Comprehensive income:	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	29,728	—	—	—	29,728	29,728
Other comprehensive income (net of tax)	—	—	—	—	—	696	—	—	696	696

Comprehensive income		—	—	—	—	—	—	—	$30,424	—

Repurchase of common stock	—	—	—	—	—	—	(340)	(3,872)		(3,872)

Balances at December 31, 2006	94,493	$120	$419,446	$—	$75,019	$(154)	(340)	$(3,872)		$490,559

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2005	2006
Cash Flows from operating activities:
Net income	$42,581	$65,286	$29,728
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from stock option transactions	—	64,765	(206)
Depreciation and amortization	1,279	1,863	1,892
Allowance for doubtful accounts	79	335	263
Amortization of deferred share-based compensation	10,428	6,078	4,456
(Gain)/loss on sale of investments	(1,200)	13	4
Amortization of bond premium/(discount) on available for sale securities	34	(617)	(2,310)
Deferred income taxes	(13,773)	(40,386)	11,412
Changes in assets and liabilities:
Billed accounts receivable	(8,561)	(28,370)	15,757
Unbilled accounts receivable	(1,002)	(1,949)	2,727
Inventory and contract related costs	(31,201)	17,831	1,097
Prepaid expenses and other current assets	(474)	(5,546)	4,439
Other assets	(30)	(548)	(139)
Accounts payable	1,141	1,079	105
Accrued expenses	1,307	3,473	(741)
Other liabilities	—	130	—
Income taxes payable	5,200	(5,597)	3,852
Deferred revenues	53,165	(23,271)	(7,654)

Net cash provided by operating activities	58,973	54,569	64,682

Cash Flows from investing activities:
Proceeds from sale of investment, net of transaction costs	2,000	—	—
Purchase of available-for-sale securities	(414,024)	(1,100,532)	(1,338,277)
Proceeds from sale of available-for-sale securities	218,271	964,791	1,277,014
Restricted cash	(561)	—	—
Purchase of intangible assets	—	(750)	—
Purchase of property and equipment	(4,060)	(26,815)	(1,545)

Net cash used in investing activities	(198,374)	(163,306)	(62,808)

Cash Flows from financing activities:
Distributions to stockholders	(79,625)	—	—
Proceeds from the issuance of common stock, net of issuance costs	228,635	96,769	—
Issuance of shares under Employee Stock Purchase Plan	—	801	—
Proceeds from the exercise of stock options	47	3,913	938
Repurchase of common stock	—	—	(3,872)

Net cash provided by (used in) financing activities	149,057	101,483	(2,934)

Effect of exchange rate changes on cash	(109)	55	56

Net increase (decrease) in cash and cash equivalents	9,547	(7,199)	(1,004)
Cash and cash equivalents, beginning of period	17,457	27,004	19,805

Cash and cash equivalents, end of period	$27,004	$19,805	$18,801

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$1,144	$6,360	$13,082
Income taxes	$(2,034)	$(6,475)	$(891)
Non-cash financing activities:
Capitalized deferred stock-based compensation (Inventory & contract related costs)	$461	$69	$207
Conversion of property and equipment to inventories	$1,092	$391	$86

See accompanying notes to consolidated financial statements.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

General

Cogent, Inc. and subsidiaries (“Cogent” or “the Company”) was initially incorporated in the state of California on April 20, 1990 as Cogent Systems, Inc. and was reincorporated in Delaware on May 3, 2004 as Cogent, Inc. Cogent is a provider of advanced automated fingerprint identification systems (“AFIS”) solutions, which typically consist of Cogent’s Programmable Matching Accelerator (“ PMA”), servers and other AFIS equipment, including work stations and live-scans, bundled with our proprietary software, and other fingerprint biometrics products and solutions, to governments, law enforcement agencies and other organizations worldwide. Cogent also provides professional services and technical support and maintenance services to its customers.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

Restricted Cash

In April 2004, the Company entered into a contract to provide an AFIS solution to a customer. The terms of the contract with this customer required that the Company issue a bank guarantee to assure its performance under the contract. The bank guarantee totaled $1,400,000, and as of December 31, 2006, approximately $824,000 of the bank guarantee had expired. Cash collateralizing the remaining $576,000 is held in an interest bearing restricted cash account and expires in March 2007.

Investments in Marketable Securities

The Company accounts for its investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. When the fair value of an

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment declines below its original cost, the Company evaluates the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments.

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

Inventory and contract related costs

Inventory and contract related costs consist of the following:

	December 31,
	2005	2006
	(in thousands)
Materials and components	$1,671	$2,908
Inventory and costs related to long-term contracts	323	8,237
Deferred costs of revenue	18,228	8,294

	$20,222	$19,439

Materials and components are stated at the lower of cost or market determined using the first-in, first-out method. Inventoried costs relating to long-term contracts are stated at actual production costs incurred to date reduced by amounts identified with revenue recognized on progress completed. Deferred costs of revenue relate to contracts, for which revenue has been deferred, and such costs are stated at actual production costs incurred to date, which primarily include materials, labor and subcontract costs which are directly related to the contract. Deferred costs of revenue are amortized to cost of revenues at the time revenue is recognized. The long-term component of inventory and contract related costs of $3,779,000 and zero at December 31, 2005 and 2006, respectively, consists of deferred costs relating to contracts where revenue recognition is deferred beyond one year (see Note 6).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which provides guidance on the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company restricts investments in cash and cash equivalents and investments in marketable securities to financial institutions with high credit standing. At December 31, 2006, the majority of the Company’s cash and cash equivalents and investments in marketable securities were held at financial institutions located in California and New York. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $414,691,000 (including foreign accounts) as of December 31, 2006. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the Company’s proprietary software is essential to the functionality of its AFIS solutions, and other biometrics products, the Company applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, the Company applies the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, the Company records revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, the Company accounts for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and accounts for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, the Company applies the provisions of Emerging Issues Task Force (“EITF”) No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognizes revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, the Company accounts for these arrangements in accordance with EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The application of the appropriate accounting principle to the Company’s revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As the business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. The Company analyzes various factors, including a review of specific transactions, the credit-worthiness of the Company’s customers, historical experience and market and economic conditions. Changes in judgments with respect to these factors could materially impact the timing and amount of revenue and costs recognized.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Services revenue. Professional services revenue is primarily derived from engineering services and AFIS system operation and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-and-materials basis. The majority of our professional services are performed either directly or indirectly for U.S. government organizations. Revenue from such services is recognized as the services are provided.

Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the amount of revenue recognized from commissions where we are acting as an agent is the net amount after payments are made to the primary obligor responsible for delivering the services.

Revenue Recognition Criteria. The Company recognizes revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. A discussion about these revenue recognition criteria and their applicability to the Company’s transactions follows:

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration

The Company derives a significant portion of its revenues from a limited number of customers:

	Year ended December 31,
Percentage of Revenues	2004	2005	2006
Customer A	25%	31%	11%
Customer B	38%	38%	37%

		December 31,
Percentage of Billed Accounts Receivable		2005	2006
Customer A		26%	*
Customer B		44%	*
Customer C		*	24%

(*)	Amounts do not exceed 10% for such period

Research and Development

Research and development costs consist primarily of salaries, share-based compensation and other personnel-related costs, bonuses, facility costs and third-party services. The Company maintains a research and development staff to enhance its products and to develop new products. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” software costs are expensed as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized. The Company has expensed all software development costs because the establishment of technological feasibility of products and their availability for sale have substantially coincided.

Advertising Costs

Advertising costs are expensed as incurred and were not significant for any period presented.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

S Corporation Dividends

The Company paid cash dividends of approximately $79,625,000 for the year ended December 31, 2004 to its stockholders. Prior to its initial public offering, the Company declared a dividend of $65,500,000 to its stockholder of record representing the estimated amount of undistributed cumulative income that had been taxed or is taxable to such stockholder through the date of termination of S Corporation election. Upon completion of its initial public offering, the Company paid $65,500,000 of this dividend, which is included in the total cash dividends paid in 2004 of $79,625,000.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$42,581	$65,286	$29,728

Denominator for basic net income per share—weighted average shares
Denominator:
Denominator for basic net income per share—weighted average shares	65,617	88,403	94,051
Stock options	10,200	5,650	1,986

Denominator for diluted net income per share—adjusted weighted average shares	75,817	94,053	96,037

Basic net income per share	$0.65	$0.74	$0.32

Diluted net income per share	$0.56	$0.69	$0.31

During the years ended December 31, 2004, 2005 and 2006, options to purchase 11,500, 92,000 and 244,325 shares of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of total comprehensive income are as follows:

	Year ended December 31,
	2004	2005	2006
	(In thousands)
Net income	$42,581	$65,286	$29,728
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	(142)	(721)	650
Change in foreign currency translation adjustment	(36)	(28)	46

Total comprehensive income	$42,403	$64,537	$30,424

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has not yet completed its evaluation of the impact of FIN 48 on its consolidated financial statements. The Company does however expect to record a cumulative effect adjustment to its 2007 balance of beginning retained earnings, and that adjustment may be material.

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

Reclassifications

As discussed in Note 2, the Company adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, the Company recorded compensation costs equal to the excess of the fair value of its common stock over the option exercise price on the date of grant over the respective vesting period. Prior to the adoption of SFAS 123R, share-based compensation costs were reported in a separate line item. However, since the adoption of SFAS 123R, and in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), the Company has presented the expense

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to share based compensation in the same line items as cash compensation paid to employees. Under SAB 107, the Company is precluded from displaying share-based compensation as a single line item in the income statement and the Company has reclassified the share based compensation expense amounts for the years ended December 31, 2004 and 2005 to conform to the current period presentation. The reclassification of share compensation expense for the years ended December 31, 2004 and 2005 is further explained as follows:

	For the year ended December 31, 2004
	As Previously		As Currently
	Reported	Reclassification	Reported
Cost of product revenues	$25,551	$172	$25,723
Cost of maintenance and services revenues	3,607	497	4,104
Share-based compensation	669	(669)	—

Total cost of revenues	$29,827	$—	$29,827

Research and development	$6,890	$1,413	$8,303
Selling and marketing	3,826	1,558	5,384
General and administrative	3,976	6,788	10,764
Share-based compensation	9,759	(9,759)	—

Operating expenses	$24,451	$—	$24,451

	For the year ended December 31, 2005
	As Previously		As Currently
	Reported	Reclassification	Reported
Cost of product revenues	$53,062	$246	$53,308
Cost of maintenance and services revenues	4,553	444	4,997
Share-based compensation	690	(690)	—

Total cost of revenues	$58,305	$—	$58,305

Research and development	$7,157	$1,751	$8,908
Selling and marketing	6,060	1,483	7,543
General and administrative	7,998	2,154	10,152
Share-based compensation	5,388	(5,388)	—

Operating expenses	$26,603	$—	$26,603

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Accounting for Share-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other share-based incentives to employees. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB 25 and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Share-based compensation” (SFAS 123) and SFAS No. 148, “Accounting for Share-based compensation—Transition and Disclosure—an Amendment of SFAS Statement 123.”

The following table details the effect on net income and earnings per share had compensation expense for the employee share-based awards been recorded in the years ended December 31, 2004 and 2005, based on the fair value method under SFAS 123.

	Years Ended December 31,
	2004	2005
	(in thousands, except per share data)
Net income as reported	$42,581	$65,286
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	8,347	5,797
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards—net of the related tax effects	(9,755)	(7,103)

Pro forma net income	$41,173	$63,980

Net Income per share
Basic as reported	$0.65	$0.74

Basic—pro forma	$0.63	$0.72

Diluted as reported	$0.56	$0.69

Diluted—pro forma	$0.54	$0.68

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the incremental effect of the adoption of SFAS 123R based on the calculation of share-based compensation expense for share options under the modified prospective transition method, over the share-based compensation expense under the intrinsic value method of APB 25 for the year ended December 31, 2006.

Year Ended
December 31, 2006
(in thousands, except per share data)
Reduction of operating income and income before income taxes	$1,534
Income tax benefit	(560)

Reduction of net income	$974

Reduction of net income per share from continuing operations:
Basic	$0.01

Diluted	$0.01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. However, in accordance with SFAS 123R, the Company did not record tax benefits from stock options in excess of previously recognized compensation, due to previously recorded deferred tax assets as a result of net operating losses generated for tax purposes. Accordingly, a tax benefit of approximately $5.1 million was not recognized in cash flows from operations during the year ended December 31, 2006.

The fair values of each award granted under the Company’s stock option plans were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2004	2005	2006
Volatility	86%	83%	46%
Risk-free interest rate	2.57%	4.06%	4.81%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	3.1	4.0	6.1

The weighted average estimated fair value of options granted was as follows:

	Year Ended December 31,
	2004	2005	2006
Weighted average fair value	$7.22	$15.46	$8.32

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The use of implied volatility was based upon the availability of actively traded options on its common stock and management’s assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. SFAS 123R also requires the Company to estimate forfeitures in calculating the share-based compensation expense relating to options granted prior to the January 1, 2006 adoption date, as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. No adjustment was recorded as the cumulative effect of the adjustment to account for such forfeitures, net of tax, was not material to the consolidated statement of income. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated multiple option approach in accordance with the provisions of SFAS Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted was calculated using the “simplified method” in accordance with SAB 107. As of December 31, 2006, there was approximately $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.2 years.

Note 3. Investments

In October 2004, the Company sold its 10% interest in Beijing Jinchen Ciccone Security Printing Company, Ltd. (“J&C”) for proceeds of approximately $2,000,000, net of transaction costs, resulting in a gain of approximately $1,200,000, which is included in other income in the accompanying consolidated statement of income. Prior to the sale of its investment, the Company received a cash dividend in the amount of approximately $362,000, which is included in other income in the consolidated statement of income for the year ended December 31, 2004.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31,
	2005	2006
	(in thousands)
Type of Security:
Short-term instruments	$81,696	$87,861
Corporate debt securities with maturities of less than one year	98,472	122,831
Municipal securities with maturities of less than one year	58,270	52,811
U.S. government securities with maturities of less than one year	42,956	54,567

Total short-term investments	281,394	318,070

Corporate debt securities with maturities between one and three years	26,979	64,679
U.S. government securities with maturities between one and three years	22,422	12,676

Total long-term investments	49,401	77,355

	$330,795	$395,425

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper.

The Company’s investments in investment grade debt securities consist primarily of investments in money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds, mortgage- and asset-backed securities and corporate bonds and notes.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Type of Security:
Short-term instruments	$19,287	$(7)	$68,574	$—	$87,861	$(7)
Corporate debt securities	163,843	(256)	23,667	(47)	187,510	(303)
Municipal securities	28,421	—	24,390	—	52,811	—
U.S. government securities	44,565	(40)	22,678	(74)	67,243	(114)

Total investments	$256,116	$(303)	$139,309	$(121)	$395,425	$(424)

The unrealized losses on investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these losses to be temporary at December 31, 2006.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized losses during the years ended December 31, 2004, 2005 and 2006 were zero, $13,000 and $4,000, respectively.

Note 5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2005	2006
	(in thousands)
Land	$11,582	$11,582
Building	19,340	20,210
Building improvements	791	791
Furniture and fixtures	213	315
Computer and other equipment	1,832	2,300
Purchased software	479	519
Equipment for lease	2,658	2,658

	36,895	38,375
Accumulated depreciation	(3,759)	(5,501)

Property and equipment, net	$33,136	$32,874

On October 7, 2005, the Company purchased a 151,000 square foot facility in Pasadena, California. The Company expects that the building will eventually house its corporate headquarters. The acquisition costs accumulated as of December 31, 2005 and December 31, 2006 were approximately $26.0 million and $26.4 million, respectively. Portions of the building are leased to third parties. Lease payments received, net of related costs, are recorded as other income and were not material to any period presented. Minimum future rental commitments from tenants are as follows for each year ending December 31:

(in thousands)
2007	$805
2008	491
2009	474
2010	487
2011	205

$2,462

Depreciation expense related to property and equipment was approximately $1,279,000, $1,763,000 and $1,742,000 during the years ended December 31, 2004, 2005 and 2006, respectively. In addition, during the years ended December 31, 2004, 2005 and 2006, the Company transferred equipment held for lease with net book values of approximately $1,092,000, $391,000 and $86,000, respectively, to inventory as the Company had the positive intent to sell such items.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Deferred Revenues and Deferred Costs

In 2003, the Company entered into a contract with a value of approximately $15 million with a domestic customer to provide a customized AFIS solution. Revenue from this contract was initially recognized ratably over the contractual maintenance period of five years, commencing upon the acceptance of the AFIS solution by the customer in October 2003. VSOE of the maintenance element did not exist prior to the fourth quarter of 2005, consequently the Company deferred recognition of revenue attributable to the installation of the customized AFIS solution. As a result of the establishment of VSOE for the maintenance element in the fourth quarter of 2005, the Company attributed the residual contract value to the previously delivered customized AFIS solution. Accordingly, the Company recorded previously deferred product revenue of approximately $4.0 million and recognized related costs in 2005. Total revenues recognized during the years ended December 31, 2004, 2005 and 2006, were $2.8 million, $7.2 million and $1.4 million, respectively. As of December 31, 2005 and December 31, 2006, deferred revenue related to this contract totaled approximately $3.0 million and $1.9 million, respectively.

In the second quarter of 2005, the Company entered into a contract with a total value of approximately $31.8 million with the National Electoral Council of Venezuela (“CNE”). The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because VSOE of the maintenance element of this contract did not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contract upon customer acceptance of all deliverables which was received in the second quarter of 2006. Revenue recognized under this contract with the CNE was $16.9 million during the year ended December 31, 2006. Deferred revenue related to this contract totaled approximately $28.7 million and $11.8 million as of December 31, 2005 and December 31, 2006, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the contractual maintenance period.

In October 2005, the Company entered into a contract with the Royal Canadian Mounted Police (the “RCMP”) to replace the RCMP’s AFIS. Revenue recognized under the arrangement with the RCMP was $3.0 million for the year ended December 31, 2006. Deferred revenue related to the RCMP contract was zero and approximately $6.8 million as of December 31, 2005 and December 31, 2006, respectively. Deferred costs related to the RCMP contract are included in inventory and will be recognized as the related services are delivered.

Note 7. Income Taxes

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2005 and 2006, the Company experienced disqualifying dispositions of incentive stock options. Disqualifying dispositions result in a tax deduction on the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying disposition of incentive stock options as a reduction to the Company’s provision for income taxes.

As a result of the disqualifying dispositions of incentive stock options during the year ended December 31, 2005, the Company recorded an accumulated tax benefit from stock option transactions of approximately $64.8 million, as a credit to additional paid-in capital. During the year ended December 31, 2006, the Company did not recognize any tax benefit to additional paid-in capital for compensation expense allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements as the Company has elected to recognize such benefit when the tax deduction reduces actual taxes paid. The Company’s effective tax rate for the years ended December 31, 2005 and 2006 was less than the statutory rate primarily as a result of the tax benefit resulting from the disqualifying dispositions and research and development tax credits.

The provision (benefit) for income taxes consists of the following:

	Year ended December 31,
	2004	2005	2006
	(in thousands)
Current:
Federal	$4,864	$19,478	$860
State	2,481	14	261
Foreign	—	—	4,029

	7,345	19,492	5,150

Deferred:
Federal	(12,268)	3,025	10,083
State	(1,505)	(3,254)	1,123

	(13,773)	(229)	11,206
Change in valuation allowance	—	—	—

	$(6,428)	$19,263	$16,356

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2005	2006
	(in thousands)
Deferred tax assets:
Deferred revenue	$18,389	$15,347
Net operating loss carryforwards	29,574	11,837
Research and development credit carryforward	14,032	16,354
Stock compensation	1,613	2,550
AMT credit carryforward	—	1,088
Foreign tax credits	—	4,029
Depreciation	146	402
Unrealized loss on marketable securities	548	136
Other	342	514

Total deferred tax assets	$64,644	$52,257

Deferred tax liabilities:
Inventory	$(7,528)	$(6,720)
State taxes	(1,870)	(2,114)

Total deferred tax liabilities	(9,398)	(8,834)

Net deferred tax assets	$55,246	$43,423

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of its net deferred tax assets as of December 31, 2006. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The following is a reconciliation of the statutory federal income tax provision calculated based on the federal income tax rate to the Company’s actual tax provision:

	Year ended December 31,
	2004	2005	2006
	(in thousands)
Federal income taxes at the statutory rate	$12,654	$29,592	$16,129
State income taxes, net of federal benefit	634	3,084	1,791
Recognition of federal deferred tax assets upon termination of S Corporation status	(12,291)	—	—
Taxes not payable due to S Corporation status	(7,354)	—	—
Foreign taxes	—	—	4,029
Foreign tax credits	—	—	(4,029)
State research and development credit	—	(5,191)	(877)
Federal research and development credit	—	(7,616)	(627)
Extraterritorial income exclusion	(408)	—	(405)
Share-based compensation	449	(784)	154
Other	(112)	178	191

	$(6,428)	$19,263	$16,356

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $44.5 million and $34.7 million, respectively, and research and development tax credit carryforwards of approximately $8.2 million and $6.6 million, respectively. The net operating loss carryforwards will expire at various dates beginning in the years 2010 through 2026, if not utilized to offset future taxable income of the Company. The federal research and development tax credit carryforwards will expire in the year 2026, if not utilized to offset future taxable income of the Company. The state research and development tax credit carryforwards do not expire and are carried forward indefinitely until fully utilized. For federal purposes, the Company has alternative minimum tax credit carryforwards of $904,000, which are available for carryforward indefinitely, and approximately $4.0 million of foreign tax credit carryforwards available through 2016. For state purposes, the Company has alternative minimum tax credit carryforwards of $184,000, which are available for carryforward indefinitely.

As of December 31, 2005, the Company recorded a $5.2 million tax receivable in prepaid expenses and other current assets related to the carryback of federal net operating losses generated in 2005 primarily as a result of the disqualifying disposition of incentive stock options. This receivable was for the expected refund of the federal income taxes paid as a C Corporation during the year ended December 31, 2004. During the year ended December 31, 2006, the Company received this refund totaling approximately $4.9 million. The remaining balance of approximately $300,000 was applied to federal alternative minimum taxes due.

The Company’s Federal consolidated tax returns for 2004 and 2005 are presently under examination by the Internal Revenue Service. Management does not expect a material impact on the consolidated financial statements as a result of these examinations.

Note 8. Related Party Transactions

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9. Bank Agreements

The Company has a revolving line of credit with a U.S. bank to provide advances for trade finance transactions and working capital requirements of up to $9 million. Borrowings under the line of credit bear interest at the bank’s reference rate (8.25% at December 31, 2006). The line of credit is secured by Company assets consisting of equipment, inventory and accounts receivable. There were no outstanding borrowings under this line at December 31, 2005 and 2006. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain insurance requirements, limitations on outside indebtedness, and use of proceeds for business operations. This line of credit was renewed in May 2006 and expires in May 2007.

Note 10. Commitments and Contingencies

Facility Lease

The Company leases certain of its operating facilities under non-cancelable operating leases extending through October 2011. The following are the remaining future minimum rental commitments under the operating leases for each year ending December 31:

(in thousands)
2007	$291
2008	251
2009	207
2010	56
2011	50

$855

Rent expense for the years ended December 31, 2004, 2005 and 2006 was approximately $220,000, $240,000 and $273,000, respectively.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

In April 2005, the Company initiated a lawsuit against Northrop Grumman, in California state court (COGENT SYSTEMS, INC., vs. NORTHROP GRUMMAN CORPORATION, NORTHROP GRUMMAN TECHNOLOGY OVERSEAS, INC., et al., Superior Court of the State of California, In and For the County of Los Angeles, Case No. BC 332199). Cogent currently sets forth claims based on breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with contract, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition. As of December 31, 2006, the Company had incurred $3.9 million in legal expenses related to this action, and expects to continue to incur a material amount of legal expenses related to this action for at least the foreseeable future. The Company is seeking compensatory and punitive damages. However, there can be no assurance that the Company will be successful in this legal action.

Note 11. Stock Option and Employee Benefit Plans

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

2004 Equity Incentive Plan

In May 2004, the Company’s board of directors and stockholders approved the 2004 Equity Incentive Plan (the “Equity Plan”). A total of 16,000,000 shares of common stock are initially authorized and reserved for issuance under the Equity Plan for incentives such as stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units and deferred stock awards. The actual number of awards which may be granted under the Equity Plan shall be reduced, at all times, by the number of stock options outstanding under the 2000 Stock Option Plan. The number of shares reserved for issuance under the Equity Plan is subject to an annual increase on January 1 of each year beginning in 2005 equal to the lesser of (a) 1.5% of the outstanding shares on the immediately preceding December 31, (b) 750,000 shares or (c) a lesser amount as determined by the Board. The terms of options granted under these option plans are determined at the time of grant, which generally vest 25% at the completion of the first year and quarterly thereafter over the remaining three-year period, and in any case the option price may not be less than the fair market value per share on the date of grant.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A combined summary of the status of the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during three years ended as of December 31, 2006 is presented below:

	Number of options	Weighted Average Exercise Price
Outstanding, December 31, 2003	9,325,000	$0.39
Granted	2,682,000	2.15
Exercised	(88,040)	0.53
Canceled or forfeited	(69,000)	0.61

Outstanding, December 31, 2004	11,849,960	$0.78
Granted	262,700	25.17
Exercised	(8,325,600)	0.47
Canceled or forfeited	(68,312)	18.44

Outstanding, December 31, 2005	3,718,748	$2.88
Granted	159,000	16.25
Exercised	(1,301,017)	0.71
Canceled or forfeited	(87,124)	18.03

Outstanding, December 31, 2006	2,489,607	$4.33

Exercisable at December 31, 2004	8,631,210	$0.38

Exercisable at December 31, 2005	1,655,514	$1.00

Exercisable at December 31, 2006	1,341,927	$2.64

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average
	Year Ended	Grant-Date
	December 31, 2006	Fair Value
Nonvested options as of December 31, 2005	2,063,234	$7.58
Granted	159,000	8.32
Vested	(987,430)	6.03
Forfeited	(87,124)	12.68

Nonvested options as of December 31, 2006	1,147,680	$7.76

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 3,795,736 options remain available for grant under the Company’s stock option plans at December 31, 2006. The following tables further describe stock options outstanding at December 31, 2006.

		Options Outstanding				Options Exercisable
			Weighted				Weighted
		Number	Average			Number	Average
		Outstanding	Remaining	Weighted		Exercisable	Remaining	Weighted
		at	Contractual	Average	Aggregate	at	Contractual	Average	Aggregate
Range of		December 31,	Life	Exercise	Intrinsic	December 31,	Life	Exercise	Intrinsic
Exercise Prices		2006	in Years	Price	Value	2006	in Years	Price	Value
					(in thousands)				(in thousands)
$0.30	$0.60	178,802	3.9	$0.35	$1,905	178,802	3.9	$0.35	$1,905
0.75	0.75	478,710	6.2	0.75	4,912	315,835	6.2	0.75	3,240
1.00	1.00	985,902	7.0	1.00	9,869	520,370	7.0	1.00	5,209
4.50	8.50	515,368	7.5	4.97	3,114	268,208	7.5	4.86	1,648
11.00	34.43	330,825	9.0	20.60	—	58,712	8.5	24.10	—

0.30	34.43	2,489,607	7.0	4.33	$19,800	1,341,927	6.6	2.64	$12,002

		Unvested Options Expected to Vest
Range of Exercise Prices		Number Expected to Vest at December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)
$0.30	$0.60	—	—	$—	$—
0.75	0.75	162,875	6.2	0.75	1,671
1.00	1.00	465,532	7.0	1.00	4,660
4.50	8.50	247,160	7.5	5.08	1,466
11.00	34.43	236,937	8.5	17.28	—

0.30	34.43	1,112,504	6.6	5.70	$7,797

The Company defines in-the-money options at December 31, 2006 as options that had exercise prices that were lower than the $11.01 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 2.2 million shares that were in-the-money at that date. There were 1.3 million in-the-money options exercisable at December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was approximately $1.1 million, $208.4 million and $25.0 million, respectively, determined as of the date of exercise.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted during 2005 and 2006 were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Certain options granted during the year ended December 31, 2004 were granted with an exercise price that was less than the fair market value of the Company’s common stock on the date of grant. Following is information on the exercise price of shares granted during 2004:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options
Year Ended December 31, 2004
Exercise price is equal to the fair value of common stock	16,000	$22.51	$7.19
Exercise price is less than fair value of common stock	2,666,000	$2.03	$13.57

	2,682,000

Non-employee Stock Options

During the year ended December 31, 2004, the Company granted 132,000 stock options to non-employees for services. As of December 31, 2006, 52,900 stock options were both outstanding and exercisable. The fair value of the option shares earned is calculated using the Black-Scholes option-pricing model. The primary component in the Black-Scholes calculation is the value of the Company’s common stock at the time the option shares are earned. As the grants were 100% vested and non-forfeitable at the date of grant, such date was treated as the measurement date. For the year ended December 31, 2004, the Company recorded $1,014,000 in compensation expense related to non-employee stock options, which represents the total value of the options at the grant date. The Company issued no stock options to non-employees during the years ended December 31, 2005 and 2006.

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

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. All employees age 18 or older with three months of service and whose employment is not governed by a union contract are eligible for participation. After one year of service, the Company contributes 3% of total compensation, which is also subject to annual limits, and may, at its discretion, make additional contributions regardless of profitability. The Company’s contribution related expense was $239,000, $263,000 and $308,000 during the years ended December 31, 2004, 2005 and 2006 respectively.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Common Stock

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

In August 2006, the Company’s Board of Directors authorized a program to repurchase shares of Cogent’s common stock. Acting pursuant to this approval, the Company announced on August 2, 2006 that it may repurchase up to $30.0 million of shares over a period of six months following that announcement. In August 2006, the Company purchased a total of 340,000 shares of its common stock at an aggregate cost of approximately $3.9 million. Such shares are being held as treasury shares and are reflected at cost on the Company’s consolidated balance sheet. The shares were purchased on the open market in accordance with the requirements of the SEC, and subject to market conditions, applicable legal requirements and other factors. The repurchase of shares was made using the Company’s cash resources. The repurchase program expired on February 1, 2007.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Year Ended December 31, 2004
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$63,711	$3,905	$545	$6,537	$74,698
Maintenance and services revenues	10,874	1,325	791	—	12,990

Total	$74,585	$5,230	$1,336	$6,537	$87,688

	Year Ended December 31, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$134,518	$1,628	$3,603	$1,900	$141,649
Maintenance and services revenues	15,191	1,819	619	611	18,240

Total	$149,709	$3,447	$4,222	$2,511	$159,889

	Year Ended December 31, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$67,773	$4,405	$2,041	$4,836	$79,055
Maintenance and services revenues	19,231	1,810	726	835	22,602

Total	$87,004	$6,215	$2,767	$5,671	$101,657

At December 31, 2005 and 2006, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31,
	2005	2006
Property and equipment, net of accumulated depreciation in the United States	$31,392	$31,433
Property and equipment, net of accumulated depreciation in other countries	1,744	1,441

	$33,136	$32,874

Intangible assets, net of accumulated amortization in the United States	$650	$500

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Pro Forma Information (Unaudited)

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

December 31, 2004
(in thousands)
Federal income taxes at the statutory rate	$12,654
State income taxes, net of federal benefit	1,335
Foreign taxes	89
Amortization of deferred stock-based compensation	2,311
Extraterritorial income exclusion	(1,569)
Other	17

Total pro forma income tax provision	$14,837

Note 15. Unaudited Quarterly Information

In the opinion of management, the following selected unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented (in thousands).

	Mar. 31 2006	Jun. 30 2006	Sep. 30 2006	Dec. 31 2006
Total revenues	$22,731	$13,217	$23,375	$42,334
Total cost of revenues	8,731	5,794	11,406	17,776
Gross profit	14,000	7,423	11,969	24,558
Operating expenses	6,799	6,525	7,543	8,765
Net income	6,747	3,570	5,733	13,678

	Mar. 31 2005	Jun. 30 2005	Sep. 30 2005	Dec. 31 2005
Total revenues	$35,841	$39,354	$38,445	$46,249
Total cost of revenues	15,122	16,038	9,240	17,905
Gross profit	20,719	23,316	29,205	28,344
Operating expenses	6,789	6,562	6,245	7,007
Net income	10,065	14,448	20,104	20,669

SCHEDULE II

COGENT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions and other Adjustments	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$150,000	$79,000	$—	$229,000

Year ended December 31, 2005:
Allowance for doubtful accounts	$229,000	$335,000	$(135,000)	$429,000

Year ended December 31, 2006:
Allowance for doubtful accounts	$429,000	$263,000	$—	$692,000

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007

Cogent, Inc.

By   /s/  Ming Hsieh

        Ming Hsieh

        President and Chief Executive Officer

        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MING HSIEH Ming Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/S/ PAUL KIM Paul Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/S/ JOHN BOLGER John Bolger	Director	March 1, 2007

/S/ JOHN P. STENBIT John P. Stenbit	Director	March 1, 2007

/S/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 1, 2007