Form 10-K/A
period 2006-12-31
Cogent, Inc.
filed 2007-04-27
CIK 1289434

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

209 Fair Oaks Avenue

South Pasadena, California

(Address of principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2006 as reported on the Nasdaq Global Select Market was $509,550,638.*

As of April 1, 2007, there were 94,616,845 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as set forth in the pages attached hereto.

This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of December 31, 2006:

Name	Age	Position(s)
Ming Hsieh	51	President, Chief Executive Officer and Chairman of the Board of Directors
Paul Kim	39	Chief Financial Officer
Michael Hollowich	60	Executive Vice President, Operations
James Jasinski	56	Executive Vice President, Federal and State Systems
John Bolger(1)	60	Director
John P. Stenbit(1)	66	Director
Kenneth R. Thornton(1)	65	Director

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

John Bolger has served as a director since March 2004. Mr. Bolger is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently a private investor and has served as a director of Integrated Device Technology, Inc. since 1993, Wind River Systems, Inc. since 2000, Mission West Properties, Inc. since 1998 and Mattson Technology, Inc. since 2006, all of which are public companies. Mr. Bolger received a B.A. from the University of Massachusetts in 1969 and an M.B.A. from Harvard University in 1971. He is a Certified Public Accountant.

John P. Stenbit has served as a director since April 2004. Mr. Stenbit participated as a member of Secretary Rumsfeld’s staff in conjunction with the transformation of the entire Department of Defense during his two terms of service from September 1973 to April 1977. Mr. Stenbit served as the Assistant Secretary of Defense Networks and Information Integration (NII), previously known as Command, Control, Communications, and Intelligence (C3I), at the Pentagon from August 2001 to March 2004. Mr. Stenbit also worked at TRW, Inc. from September 1968 to August 1973, and from May 1977 to April 2001, most recently as an executive vice president. Mr. Stenbit has chaired advisory committees for the Administrator of the Federal Aviation Administration, as well as served as a member of advisory committees on information security, strategic systems, telecommunications, submarines, and future warfare defense communications. Mr. Stenbit has served as a director of SMA, Inc. since 2004, SI International, Inc. since 2004, Viasat, Inc. since 2004 and Loral Space & Communications since 2006, all of which are public companies. Mr. Stenbit received a B.S in 1961 and an M.S. in 1962 from the California Institute of Technology and attended the Technische Hogeschool in the Netherlands from 1962 to 1963 and 1965 to 1967.

Kenneth Thornton has served as a director since June 2004. Mr. Thornton worked for International Business Machines (IBM) from November 1967 until April 2001 when he retired as General Manager Worldwide Public Sector. Mr. Thornton has served as a director of CyberSource Corporation, a public company, since April 2001, Hire Networks Corporation since November 2001 and the National Symphony Orchestra since July 2000. In addition, Mr. Thornton has served on the Advisory Board of the U.S. Postal Service since January 1998. Mr. Thornton received his B.S. from Barton College in 1964.

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

Audit Committee. The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are John Bolger, John P. Stenbit and Kenneth R. Thornton. Our board of directors has determined that (i) Mr. Bolger is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission, and (ii) Mr. Bolger is “independent” as independence is defined in the Nasdaq Stock Market qualification standards.

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

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available at the Company’s website at www.cogentsystems.com/investors/.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid to each of our executive officers who served as our named executive officers during the last completed fiscal year.

Compensation Program Objectives and Philosophy

The compensation committee of our board of directors currently oversees the design and administration of our executive compensation program. Our compensation committee’s primary objectives in structuring and administering our executive officer compensation program are to:

1.	attract, motivate and retain talented and dedicated executive officers;

2.	tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives; and

3.	reinforce business strategies and objectives for enhanced stockholder value.

To achieve these goals, our compensation committee maintains compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as financial and operational performance, as measured by metrics such as revenue and operating income. Our compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with those of executives at other companies of similar size and stage of growth, while taking into account our relative performance and our own strategic goals.

The principal elements of our executive compensation program are base salary, annual cash bonus awards, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of life and health insurance benefits and a qualified 401(k) savings plan.

We view these components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance.

Determination of Compensation Awards

Our compensation committee currently performs at least annually a strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other similarly situated companies. Our compensation committee’s most recent review occurred in February 2007 when our compensation committee retained a compensation consulting firm to assist it in evaluating our compensation practices.

Typically, our compensation committee meetings have included, for all or a portion of each meeting, the committee members, our chief executive officer and our chief financial officer. For compensation decisions relating to executive officers other than our chief executive officer, our compensation committee typically considers recommendations from our chief executive officer.

When determining compensation for our chief executive officer, our compensation committee also takes into account the distinct nature of our ownership, which has existed since prior to our initial public offering in 2004 (the “IPO”) and continues today. Specifically, Mr. Hsieh, our chief executive officer, was our sole stockholder prior to our IPO, continues to hold a majority of our common stock and has received significant liquidity since our IPO.

It is our policy generally to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) generally prohibits us from deducting the compensation of officers that exceeds $1,000,000 unless that compensation is based on the achievement of objective performance goals. We believe our 2004 Equity Incentive Plan is structured to qualify stock options, restricted share and stock unit awards under such plan as performance-based compensation and to maximize the tax deductibility of such awards. However, we reserve the discretion to pay compensation to our officers that may not be deductible.

Benchmarking of Compensation.

The compensation committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated companies. As a result, the compensation committee reviews third-party surveys and other information collected from public sources for executive officers at peer companies. The compensation committee also receives the recommendation of our chief executive officer on compensation for other executive officers. Historically, the compensation committee has not engaged third party consultants to advise the compensation committee on compensation matters. However, in early 2007, the compensation committee commissioned a study conducted by an outside consulting firm that specializes in executive compensation. This study reviewed the cash and equity compensation practices of two groups of companies with annual revenues ranging from $100 million to $200 million: (i) a group of 32 companies in the industries in which we compete and (ii) a group of 65 technology companies. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

Base Compensation

We provide our named executive officers and other executives with base salaries that we believe enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while taking into account the unique circumstances of our company. We review base salaries for our named executive officers annually and increases are based on our performance and individual performance. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives. The base salary of our chief executive officer, Mr. Hsieh, is reviewed and recommended by our compensation committee, whose members are all of our independent directors.

For 2006, our compensation committee determined that is was appropriate to increase Mr. Hsieh’s annual base salary from $257,500 to $265,226 in light of his experience and contributions to our growth. Additionally, our compensation committee recommended, and our board approved, base salary increases for Messrs. Kim and Hollowich. Mr. Kim’s annual base salary in 2005 was set at $214,300 and was increased to $222,000 for 2006. Mr. Hollowich’s annual base salary in 2005 was set at $180,536 and was increased to $190,534 for 2006. Mr. Jasinski’s annual base salary in 2005 was set at $183,600 and was increased to $189,134 for 2006. For 2006, the base salaries accounted for 100% of total compensation for our chief executive officer and approximately 80% on average for our other named executive officers.

In February 2007, the compensation committee increased Mr. Hsieh’s base annual salary by 3% to $273,000, Mr. Hollowich’s base annual salary by 3% to $197,000 and Mr. Jasinski’s base annual salary by 4% to $197,000. In awarding these increases, the committee considered our performance in 2006, the base salaries paid by our peer companies to similarly situated executives and Mr. Hsieh’s position as the holder of a majority of our outstanding common stock. With respect to Mr. Kim, the compensation committee increased his salary by 13%, to $250,000, so that it would be at or near the 50th percentile of salaries for chief financial officers at our peer companies (based, in part, on the salary information provided by our outside compensation consultants in early 2007). The compensation committee believes that this increase in Mr. Kim’s salary was necessary to continue to retain his services in a competitive market.

Annual Cash Bonus Awards

In early 2006, our compensation committee met and determined that as part of our compensation program and in order to maintain appropriate financial incentives, our executive officers should be eligible for cash bonus compensation based upon the achievement of certain performance objectives during the fiscal year. At each of its meetings in 2006 the compensation committee discussed the appropriate performance objectives to be considered in evaluating potential cash bonus awards for our executive officers. Financial performance objectives were emphasized for our chief executive officer, while operating objectives were emphasized for our other executive officers. In December 2006, consistent with our historical practices, the compensation committee received the recommendation of our chief executive officer regarding cash bonuses for our executive officers for our 2006 fiscal year. Our compensation committee adopted the recommendation of our chief executive officer and paid cash bonuses of $50,000 to each of Messrs. Kim, Hollowich and Jasinski. We did not pay a cash bonus to Mr. Hsieh for the 2006 fiscal year. For our executive officers (other than our chief executive officer) in 2006, their cash bonus, on average, accounted for approximately 25% of their respective total compensation.

In February 2007, our compensation committee evaluated our cash bonus compensation practices in light of the objectives of our compensation program. Based on this evaluation, our compensation committee determined that it was appropriate for our executive officers to be eligible for cash compensation pursuant to an annual cash bonus plan. Under the terms of the bonus plan, the compensation committee establishes performance objectives and annual target bonus amounts for each executive officer. In determining the appropriate level of target bonus for each officer, the compensation committee considers information provided through independent, third-party surveys and other information collected from public sources for similar positions at peer companies.

In the first quarter of 2007, the compensation committee worked with senior management to establish the annual target bonus amounts and performance objectives under the bonus plan. For fiscal 2007, each executive officer’s target bonus under the bonus plan will be a specified percentage of the executive officer’s base salary, and will range from 2% to 70% of an individual’s base salary.

The performance objectives for fiscal year 2007, described below, were approved in February 2007. For each performance objective there is a formula that establishes a specific cash payout for each executive officer based on a percentage of the individual’s base salary. For the 2007 fiscal year, the formula for payments under the bonus plan will be based on the achievement of the following objectives: (1) meeting certain financial targets, (2) winning key contracts and (3) expanding our customer base. With respect to these objectives, we have to achieve a specified minimum for the year in order for the objective to be considered in the determination of bonuses. We believe that the performance objectives are moderately difficult to achieve and that performance at a high level while devoting full time and attention to their responsibilities will be required for our executive officers to earn their respective cash bonuses.

Equity Compensation

We believe that equity ownership by our executive officers provides important incentives to build stockholder value and align the interests of executive officers with those of our stockholders. The compensation committee develops its equity award determinations based on its judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by reviewing the equity compensation practices of companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives.

We have not granted any equity awards to our named executive officers since our IPO. Prior to the IPO, our named executive officers (excluding our chief executive officer) were granted substantial equity awards. In light of the appreciation in value and increase in liquidity resulting from our IPO, we believe that the pre-IPO grants, which continue to vest through 2008, have continued to sufficiently incentivize our executives (excluding our chief executive officer), and thus the objectives of our equity compensation program have been met without granting additional equity awards to our named executive officers. As previously discussed, our chief executive officer was our sole stockholder prior to our IPO and continues to control a majority of our outstanding capital stock. In light of these circumstances, our compensation committee has taken the position that it was not necessary to grant equity awards to Mr. Hsieh in order to fulfill the objectives of our executive compensation program.

We grant equity compensation to our executive officers and other employees under our 2004 Equity Incentive Plan, which we refer to as the 2004 Plan. Our stock options have a 10-year contractual term. In general, the option grants are also subject to post-termination and change in control provisions. Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB Statement 123R.

For 2007, our compensation committee has not determined what, if any, equity incentives it will award to our named executive officers. However, our compensation committee continues to believe that it is not necessary to grant Mr. Hsieh equity awards in order to fulfill the objectives of our executive compensation program.

Executive Benefits and Perquisites

We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. After one year of service we match employee contributions under our 401(k) plan, up to an amount equal to 3% of an individual’s annual base salary. We provide these benefits to create additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Change in Control and Severance Benefits

Pursuant to the employment agreement entered in connection with his hiring in January 2004, we provide the opportunity for our chief financial officer to receive additional compensation and benefits in the event of severance or change in control. Our severance and change in control provisions for our chief financial officer are summarized below in “— Employment Agreements” and “— Potential Payments Upon Termination or Change in Control.” Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. We believe our arrangements with our chief financial officer are reasonable.

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, our Chief Financial Officer and our two other executive officers during 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Ming Hsieh, Chief Executive Officer	2006	$265,226	$—	$6,600	(1)	$271,826
Paul Kim, Chief Financial Officer	2006	222,000	50,000	6,600	(1)	278,600
Michael Hollowich Executive Vice President, Operations	2006	190,534	50,000	17,039	(2)	257,573
James Jasinski, Executive Vice President, Federal and State Systems	2006	189,134	50,000	10,610	(3)	249,744

(1)	Consists of contributions made by us to our 401(k) plan on behalf of the named individuals.
(2)	Includes (i) $11,323 we paid to Mr. Hollowich in lieu of a health insurance contribution and (ii) $5,716 of contributions made by us to our 401(k) plan on behalf of Mr. Hollowich.
(3)	Includes (i) $4,936 we paid to Mr. Jasinski in lieu of a health insurance contribution and (ii) $5,674 of contributions made by us to our 401(k) plan on behalf of Mr. Jasinski.

Outstanding Equity Awards at December 31, 2006

The following table summarizes the number of securities underlying outstanding option awards under our equity compensation plans for each named executive officer as of December 31, 2006. There are no outstanding unvested shares of restricted stock held by our named executive officers as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Ming Hsieh	—	—		—	—
Paul Kim	278,558	222,657	(1)	1.00	1/5/2014
Michael Hollowich	2	—		0.60	3/1/2012
	44,720	6,250	(2)	0.75	1/1/2013
	10,000	12,500	(2)	1.00	1/1/2014
	26,342	37,499	(2)	4.50	6/22/2014
James Jasinski	`10,000	—		0.60	5/1/2012
	32,500	7,500	(2)	0.75	1/1/2013
	27,500	12,500	(2)	1.00	1/1/2014
	62,501	37,499	(2)	4.50	6/22/2014

(1)	These options were granted pursuant to our 2000 Stock Option Plan. They have the following vesting schedule: 237,500 vest on April 5, 2004, 178,124 shares vest on January 5, 2005, and 44,532 shares vest on each subsequent calendar quarter thereafter. In the event of a change of control, all unvested shares will immediately vest.
(2)	These options were granted pursuant to our 2000 Stock Option Plan and vest 25% on the first anniversary of issuance and in equal monthly installments over the subsequent three years.

Option Exercises and Stock Vested

The following table provides information regarding exercises of stock options by each of our named executive officers during 2006. None of our named executive officers had shares of restricted stock vest in 2006.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Ming Hsieh	—	$—
Paul Kim	—	—
Michael Hollowich	12,498	160,599
James Jasinski	—	—

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

Employment Agreements

Employment Agreement with Paul Kim

We entered into an employment agreement with Paul Kim, our Chief Financial Officer, on January 5, 2004. The employment agreement provides for an initial base annual salary of $208,000 and a one-time initial bonus of $20,000. Pursuant to the employment agreement Mr. Kim is also eligible to an annual incentive bonus at the discretion of compensation committee. Compensation for Mr. Kim is subject to normal periodic review by our compensation committee. Mr. Kim’s current base salary, as approved by our board of directors, is $250,000 and he is currently eligible to receive an annual bonus of from 2% to 70% of his base salary. Mr. Kim is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Kim’s employment agreement also provides that he is eligible to participate in our stock incentive plan. On January 5, 2004, Mr. Kim was also granted an option to purchase up to 950,000 shares at an exercise price of $1.00 per share, with 237,500 shares vesting on April 5, 2004, 178,124 shares vesting on January 5, 2005, and 44,532 shares vesting on each subsequent calendar quarter thereafter. In the event of a change of control, all unvested shares will immediately vest.

Mr. Kim’s employment may be terminated at any time, with or without cause, by Mr. Kim or by us. If Mr. Kim terminates his employment as the result of a status event (as defined in the agreement), we will provide payment of salary for the three months following the termination of employment. In addition, Mr. Kim is eligible for severance pay of up to one year of his annual salary if he terminates his employment following a change in control (as defined in the agreement)

Employment Agreement with James J. Jasinski

We entered into an employment agreement with James J. Jasinski, our Executive Vice President, Federal and State Systems, in May 2002. The employment agreement provides for an initial base salary of $160,000 per year and a one-time sign-on bonus of $10,000. Compensation for Mr. Jasinski is subject to normal periodic review by our compensation committee. Mr. Jasinski’s current annual base salary, as approved by the board of directors, is $197,000 and he is currently eligible to receive an annual bonus of from 2% to 70% of his base salary. Mr. Jasinski is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Jasinski’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Jasinski or us. The employment agreement states that Mr. Jasinski’s employment is of no set duration.

Employment Agreement with Michael Hollowich

We entered into an employment agreement with Michael Hollowich, our Executive Vice President, Operations, in February 2001. The employment agreement provides for an initial base salary of $150,000 per year. Compensation for Mr. Hollowich is subject to normal periodic review by our compensation committee. Mr. Hollowich’s current annual base salary, as approved by the board of directors, is $197,000, and he is currently eligible to receive an annual bonus of from 2% to 70% of his base salary. Mr. Hollowich is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Hollowich’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Hollowich or us. The employment agreement states that Mr. Hollowich’s employment is of no set duration.

Potential Payments Upon Termination or Change in Control

Pursuant to the employment agreement of Mr. Kim, if he terminates his employment following a “Control Event” we are required to provide continued payment of Mr. Kim’s base salary for the twelve months following the termination of employment. Assuming Mr. Kim terminated his employment as of December 31, 2006 following a Control Event, Mr. Kim would be entitled to be paid $222,000 over the twelve month period following such termination in accordance with our regular payroll practices.

In addition, Mr. Kim holds options that would immediately vest in the event of a Control Event. Assuming a Control Event occurred on December 31, 2006, Mr. Kim would be entitled to accelerated vesting of 222,657 outstanding options with a value of $2,228,797, based on the closing price of our common stock on the Nasdaq Global Select Market on December 29, 2006, the last trading day of 2006.

For purposes of Mr. Kim’s employment agreement and option agreement, a “Control Event” is (a) a sale of substantially all of our assets to a natural person not currently affiliated, directly or indirectly, with us or to an entity in which at least 50% of the voting power is held by a person or persons who are not shareholders of us immediately prior to the consummation of such transaction (such natural person or entity, a “Non-Affiliate”), (b) a sale or transfer, by us or any of our shareholders, to a Non-Affiliate of shares of capital stock or other securities having at least 50% of our voting power following such sale, or (c) a consolidation, merger or other reorganization involving us in which the surviving corporation, whether or not us, is a Non-Affiliate, in each case in a single transaction or a series of related transactions, other than a public offering of such capital stock pursuant to a registration statement declared effective by the Securities and Exchange Commission.

Director Compensation

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2006 for services as members of our board of directors.

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)
John Bolger (2)	$43,500	$72,603	$116,103
John P. Stenbit (3)	39,500	72,603	112,103
Kenneth R. Thornton (4)	41,500	72,603	114,103

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to SFAS 123R with respect to 2006. The assumptions we used with respect to the valuation of option grants are set forth in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Mr. Bolger has options to purchase 45,000 shares outstanding as of December 31, 2006.
(3)	Mr. Stenbit has options to purchase 60,000 shares outstanding as of December 31, 2006.
(4)	Mr. Thornton has options to purchase 60,000 shares outstanding as of December 31, 2006.

Summary of Director Compensation

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

In fiscal 2006, the members of our Compensation Committee were Messrs. Bolger, Stenbit and Thornton, who are all non-employee directors. None of such committee members (i) was, during fiscal 2006, an officer or employee of us or any of our subsidiaries, (ii) is formerly an officer of us or any of our subsidiaries, or (iii) had any relationship requiring disclosure by us pursuant to any paragraph of Item 404 of SEC Regulation S-K.

Compensation Committee Interlocks and Insider Participation

During our 2006 fiscal year Messrs. Bolger, Stenbit and Thornton served as the members of our compensation committee. None of the members of the compensation committee is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Report of the Compensation Committee

The compensation committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

COMPENSATION COMMITTEE

John Bolger
John P. Stenbit
Kenneth R. Thornton

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 1, 2007, by:

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

	Shares Beneficially Owned
Name or Group of Beneficial Owners	Number	Percent(1)
Named Executive Officers:

Ming Hsieh(2)	50,819,965	53.7%
Paul Kim(3)	367,621	*
Michael Hollowich(4)	98,563	*
James Jasinski(5)	152,465	*

Directors:

John Bolger(6)	22,375	*
John P. Stenbit(7)	34,375	*
Kenneth R. Thornton(8)	36,875	*

5% Stockholders:

T. Rowe Price Associates, Inc.(9) 100 E. Pratt Street Baltimore, MD 21202	9,375,711	9.9%

Executive officers and directors as a group (7 persons)(10)	51,532,239	54.1%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on 94,616,845 shares of our common stock outstanding as of April 1, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options currently exercisable, or exercisable within 60 days after April 1, 2007, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 9,480,872 shares held by The Ming Hsieh Revocable Family Trust dated November 1, 2006. Mr. Hsieh is the trustee of such trust.
(3)	Consists of 367,621 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2007.
(4)	Consists of 98,563 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2007.
(5)	Includes 151,250 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2007.

(6)	Includes 19,375 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2007.
(7)	Consists of 34,375 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2007.
(8)	Includes 31,875 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2007.
(9)	Based solely upon the Schedule 13G/A filed on February 13, 2007 by T. Rowe Price Associates, Inc.
(10)	Includes an aggregate of 703,059 shares issuable upon the exercise of options granted to our executive officers and directors that are exercisable within 60 days after April 1, 2007.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2006 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders(1)	2,489,607	$4.33	3,795,736
Equity compensation plans not approved by our stockholders(2)	—	—	—
Total	2,489,607	4.33	3,795,736

(1)	Includes our 2000 Stock Option Plan and our 2004 Equity Incentive Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(2)	All of our equity compensation plans were approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to the review by our audit committee.

Board Member Independence

The Board of Directors has determined that, except for Mr. Hsieh, all of the members of the Board of Directors are “independent” as independence is defined in the Nasdaq Stock Market qualification standards. Mr. Hsieh is not considered independent because he is currently employed by the Company. Cogent is a “controlled company” under the Nasdaq Stock Market qualitative listing standards, and therefore it is entitled to exemptions from certain of the Nasdaq Stock Market qualitative listing standards. These requirements are generally intended to increase the likelihood that a Board of Directors will make decisions in the best interests of stockholders. Specifically, Cogent is not required to have a majority of its directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. Cogent currently does not avail itself of the controlled company exemptions. However, Cogent may avail itself of the controlled company exemptions in the future.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2006 by Deloitte & Touche LLP:

	2005	2006
Audit Fees(1)	$1,048,580	$1,036,434
Tax Fees(2)	122,925	354,139
All Other Fees	0	0

(1)	Audit Fees consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and billings for professional services performed in connection with our follow-on public offering in June 2005.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. All “Tax Fees” listed in the table above were approved by the audit committee pursuant to its pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	Exhibits:

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley At of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 2007

Cogent, Inc.

By	/s/ Ming Hsieh
Ming Hsieh
President and Chief Executive Officer (Principal Executive Officer)