Form 10-Q
period 2007-03-31
Cogent, Inc.
filed 2007-05-10
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2007, there were 94,658,497 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,801	$32,349
Investments in marketable securities	318,070	344,325
Billed accounts receivable, net of allowance for doubtful accounts of $692 and $699 at December 31, 2006 and March 31, 2007, respectively	26,798	16,427
Unbilled accounts receivable	530	1,229
Inventory and contract related costs	19,439	11,711
Prepaid expenses and other current assets	1,854	1,881
Deferred income taxes	24,929	24,860

Total current assets	410,421	432,782
Investments in marketable securities	77,355	56,258
Property and equipment, net	32,874	33,027
Restricted cash	576	—
Deferred income taxes	18,494	17,296
Intangible and other assets	1,221	1,151

Total assets	$540,941	$540,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,102	$5,847
Accrued expenses	4,260	5,936
Income taxes payable	4,386	6,869
Deferred revenues	32,343	18,938

Total current liabilities	45,091	37,590
Long-term liabilities
Deferred revenues	5,161	5,146
Other liabilities	130	1,355

Total liabilities	50,382	44,091

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and March 31, 2007, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 94,493,209 and 94,616,845 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	120	120
Additional paid-in capital	419,446	420,414
Retained earnings	75,019	79,785
Accumulated other comprehensive loss	(154)	(24)
Treasury stock, at cost: 340,000 shares at December 31, 2006 and March 31, 2007, respectively	(3,872)	(3,872)

Total stockholders’ equity	490,559	496,423

Total liabilities and stockholders’ equity	$540,941	$540,514

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2006	2007
Revenues:
Product revenues	$16,868	$24,480
Maintenance and services revenues	5,863	5,627

Total revenues	22,731	30,107

Cost of revenues:
Cost of product revenues (1)	7,082	14,164
Cost of maintenance and services revenues (1)	1,649	1,598

Total cost of revenues	8,731	15,762

Gross profit	14,000	14,345

Operating expenses:
Research and development (1)	2,267	2,529
Selling and marketing (1)	1,839	1,976
General and administrative (1)	2,693	5,222

Total operating expenses	6,799	9,727

Operating income	7,201	4,618
Other income:
Interest income	3,489	5,218
Other, net	4	292

Total other income	3,493	5,510

Income before income taxes	10,694	10,128
Income tax provision	3,947	3,904

Net income	$6,747	$6,224

Basic net income per share	$0.07	$0.07

Diluted net income per share	$0.07	$0.06

Shares used in computing basic net income per share	93,685	94,219

Shares used in computing diluted net income per share	96,123	95,867

(1) Includes share-based compensation expense as follows (Note 3):
Cost of product revenues	$86	$183
Cost of maintenance and services revenues	171	139
Research and development expenses	231	118
Selling and marketing expenses	403	248
General and administrative expenses	494	267

	$1,385	$955

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended, March 31,
	2006	2007
Cash Flows from operating activities:
Net income	$6,747	$6,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464	491
Allowance for doubtful accounts	196	7
Share-based compensation expense	1,385	955
Amortization of discount on available for sale securities	(287)	(1,230)
Deferred income taxes	3,707	3,576
Changes in assets and liabilities:
Billed accounts receivable	23,501	10,363
Unbilled accounts receivable	482	(699)
Inventory and contract related costs	1,231	7,553
Prepaid expenses and other current assets	(623)	(26)
Other assets	12	34
Accounts payable	(245)	1,736
Accrued expenses	(551)	1,359
Other liabilities	—	20
Income taxes payable	173	151
Deferred revenues	(2,797)	(13,420)

Net cash provided by operating activities	33,395	17,094

Cash Flows from investing activities:
Proceeds from sale of available-for-sale securities	247,186	393,058
Purchase of available-for-sale securities	(282,252)	(396,807)
Restricted cash	—	585
Purchase of property and equipment	(295)	(598)

Net cash used in investing activities	(35,361)	(3,762)

Cash Flows from financing activities:
Proceeds from the exercise of stock options	511	198

Net cash provided by financing activities	511	198

Effect of exchange rate changes on cash	23	18

Net (decrease) increase in cash and cash equivalents	(1,432)	13,548
Cash and cash equivalents, beginning of period	19,805	18,801

Cash and cash equivalents, end of period	$18,373	$32,349

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$3,398	$4,798
Income taxes	$(1)	$(70)
Non-cash financing activities
Capitalized share-based compensation expense (inventory and contract related costs)	$18	$8

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2006 and 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the December 31, 2006 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Concentration

The Company derives a significant portion of its revenues from a limited number of customers. Customers A, B and C collectively accounted for 54% of revenues or 32% and 12% and 10% of revenues, respectively, during the three months ended March 31, 2006. Customers B and C collectively accounted for 54% of revenues or 31% and 23% of revenues, respectively, during the three months ended March 31, 2007.

Amounts due from one customer represented 24% of the billed accounts receivable balance at December 31, 2006. Amounts due from three customers represented 15%, 12% and 10%, respectively, of the billed accounts receivable balance at March 31, 2007.

Note 2 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159, permits an entity, through an irrevocable option, to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis, at fair value with changes in fair value recorded in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity elects to apply the provisions of SFAS 157. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

Note 3 – Share-Based Compensation

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, restricted stock and other share-based instruments to employees. The plans are described in more detail in Note 11 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified prospective transition method.

The fair values of each award granted under the Company’s stock option plans during the three months ended March 31, 2006 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended March 31,
	2006	2007
Volatility	46%	46%
Risk-free interest rate	4.54%	4.65%
Dividend yield	0.00%	0.00%
Expected life (years)	6.1	6.1

The weighted average estimated grant date fair values of options granted under the Company’s stock option plans for the three months ended March 31, 2006 and 2007 were as follows:

	Three months ended March 31,
	2006	2007
Weighted average fair value	$11.06	$5.48

As of March 31, 2007, there was approximately $3.0 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.3 years. Based on currently outstanding options, total share-based compensation expense for fiscal year 2007 is expected to be approximately $2.4 million.

The options outstanding as March 31, 2007 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the three months ended March 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	2,489,607	$4.33
Granted	97,000	10.79
Exercised	(123,636)	1.64
Canceled or forfeited	(5,500)	24.34

Outstanding, March 31, 2007	2,457,471	$4.68

Exercisable at March 31, 2007	1,462,060	$2.83

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested options at December 31, 2006	1,147,680	$7.76
Granted	97,000	5.48
Vested	(243,769)	6.18
Forfeited	(5,500)	14.81

Nonvested options at March 31, 2007	995,411	7.88

A total of 3,704,236 options remain available for grant under the Company’s share-based compensation plans at March 31, 2007.

The following tables further describe stock options outstanding at March 31, 2007.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at March 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$0.30	$0.60	163,802	3.7	$0.36	$2,144	163,802	3.7	$0.36	$2,144
0.75	0.75	422,310	6.0	0.75	5,363	351,560	5.9	0.75	4,465
1.00	1.00	956,277	6.8	1.00	11,906	583,342	6.8	1.00	7,263
4.50	8.50	492,757	7.2	4.94	4,194	285,942	7.2	4.83	2,466
11.00	34.43	422,325	9.0	18.30	286	77,414	8.3	23.90	5

0.30	34.43	2,457,471	6.9	4.68	$23,893	1,462,060	6.4	2.83	$16,343

		Unvested Options Expected to Vest
Range of Exercise Prices		Number Expected to Vest at March 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)
$0.75	$0.75	70,750	6.4	$0.75	$899
1.00	1.00	372,935	6.8	1.00	4,643
4.50	8.50	206,815	7.2	5.09	1,728
11.00	34.43	300,243	7.9	14.84	—

0.75	34.43	950,743	7.2	6.63	$7,270

The Company defines in-the-money options at March 31, 2007 as options that had exercise prices that were lower than the $13.45 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 2.1 million shares that were in-the-money at that date. There were 1.4 million in-the-money options exercisable at March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2007 was $18.1 million and $1.2 million, respectively, determined as of the date of exercise.

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2006	March 31, 2007
	(in thousands)
Type of Security:
Short-term instruments	$87,861	$143,233
Corporate debt securities with maturities of less than one year	122,831	111,106
Municipal securities with maturities of less than one year	52,811	51,057
U.S. government securities with maturities of less than one year	54,567	38,929

Total short-term investments	318,070	344,325

Corporate debt securities with maturities between one and three years	64,679	51,227
U.S. government securities with maturities between one and three years	12,676	5,031

Total long-term investments	77,355	56,258

	$395,425	$400,583

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized loss on available for sale securities at December 31, 2006 and March 31, 2007 was as follows:

	December 31, 2006	March 31, 2007
	(in thousands)
Accumulated unrealized loss	$351	$172

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded no realized gain or loss for the three months ended March 31, 2006 and 2007.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2006	March 31, 2007
	(in thousands)
Materials and components	$2,908	$3,542
Inventory and costs related to long-term contracts	8,237	4,183
Deferred costs of revenue	8,294	3,986

	$19,439	$11,711

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

	Three months ended March 31,
	2006	2007
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$6,747	$6,224

Denominator:
Denominator for basic net income per share—weighted average shares	93,685	94,219
Dilutive potential common stock options	2,438	1,648

Denominator for diluted net income per share— adjusted weighted average shares	96,123	95,867

Basic net income per share	$0.07	$0.07

Diluted net income per share	$0.07	$0.06

During the three months ended March 31, 2006 and 2007, options to purchase 209,000 and 324,325 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

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

	Three Months Ended March 31,
	2006	2007
	(In thousands)
Net income	$6,747	$6,224
Other comprehensive income:
Change in unrealized loss, net of tax	23	109
Change in foreign currency translation adjustment	8	21

Total comprehensive income	$6,778	$6,354

Note 8. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company has cumulative unrecognized tax benefits of $9.0 million as of January 1, 2007. As a result of the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $1.5 million to retained earnings, an increase of $2.3 million to deferred income tax assets and an increase of $3.8 million to liabilities. The liability for unrecognized tax benefits is recorded in income taxes payable and other long-term liabilities in the condensed consolidated balance sheet. Included in the balance of unrecognized tax benefits at January 1, 2007, are $1.5 million of tax benefits that, if recognized, would affect the effective tax rate. The unrecognized tax benefit balance also includes approximately $7.5 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. In addition, the balance of unrecognized tax benefits at January 1, 2007 includes approximately $6.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months as a result of ongoing activities to resolve uncertainty with respect to the Company’s tax obligations in foreign jurisdictions; however, quantification of an estimated range cannot be made at this time.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007, the total amount of accrued income tax-related interest and penalties before tax benefits was $638,000. During the three months ended March 31, 2007, an additional $74,000 of interest before tax benefits was accrued.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. With few exceptions, the Company is no longer subject to examination for its U.S. Federal and state, foreign and local jurisdictions for years prior to 2003. The Company’s Federal consolidated tax returns for 2004 and 2005 are presently under examination by the Internal Revenue Service. Management does not expect a material impact on the consolidated financial statements as a result of these examinations.

Note 9. Deferred Revenues and Deferred Costs

In the second quarter of 2005, the Company entered into a contract with a total value of $31.8 million with the National Electoral Council of Venezuela (“CNE”). The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because VSOE of the maintenance element of this contract did not exist, all revenue in excess of the fair value of the lease component is being amortized over the life of the contract upon customer acceptance of all deliverables which was received in the second quarter of 2006. Revenues recognized under the arrangement with the CNE were zero and $7.1 million for the three months ended March 31, 2006 and 2007, respectively. Deferred revenue related to the CNE contract was $11.8 million and $4.7 million as of December 31, 2006 and March 31, 2007, respectively. Deferred costs related to this contract are included in inventory and contract related costs and will be recognized as cost of product revenues ratably over the contractual maintenance period.

In October 2005, the Company entered into a contract with the Royal Canadian Mounted Police (“RCMP”) to replace the RCMP’s AFIS. Revenues recognized under the arrangement with the RCMP were $2.4 million and $6.9 million for the three months ended March 31, 2006 and 2007, respectively. Deferred revenue related to the RCMP contract was $6.8 million and approximately $1.1 million as of December 31, 2006 and March 31, 2007, respectively. Deferred costs related to the RCMP contract are included in inventory and will be recognized as the related services are delivered.

Note 10. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended March 31, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$22,294	$39	$134	$2,013	$24,480
Maintenance and services revenues	4,731	447	235	214	5,627

Total	$27,025	$486	$369	$2,227	$30,107

	Three months ended March 31, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$13,801	$1,895	$1,170	$2	$16,868
Maintenance and services revenues	4,960	502	199	202	5,863

Total	$18,761	$2,397	$1,369	$204	$22,731

At December 31, 2006 and March 31, 2007, the Company’s property and equipment and intangible assets, net of accumulated depreciation and amortization in the United States and in other countries was as follows (in thousands):

	December 31, 2006	March 31, 2007
Property and equipment, net of accumulated depreciation in the United States	$31,433	$31,498
Property and equipment, net of accumulated depreciation in other countries	1,441	1,529

	$32,874	$33,027

Intangible assets, net of accumulated amortization in the United States	$500	$463

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

In April 2005, the Company initiated a lawsuit against Northrop Grumman, in California state court (COGENT SYSTEMS, INC., vs. NORTHROP GRUMMAN CORPORATION, NORTHROP GRUMMAN INFORMATION TECHNOLOGY OVERSEAS, INC., et al., Superior Court of the State of California, In and For the County of Los Angeles, Case No. BC 332199). Cogent currently sets forth claims based on breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition. As of March 31, 2007, the Company had incurred $6.6 million in legal expenses related to this action, including $2.7 million incurred in the quarter ended March 31, 2007, and expects to continue to incur a material amount of legal expenses related to this action for at least the foreseeable future. The Company is seeking compensatory and punitive damages. However, there can be no assurance that the Company will be successful in this legal action.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the U.S. Securities and Exchange Commission (SEC).

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: changes in government policies; uncertain political conditions in international markets; deriving a significant portion of revenues from a limited number of customers; deriving a significant portion of revenues from the sale of solutions pursuant to government contracts; failure of the biometrics market to experience significant growth; failure of our products to achieve broad acceptance; potential fluctuations in quarterly and annual results; changes in our effective tax rate; failure to successfully compete; failure to comply with government regulations; failure to accurately predict financial results due to long sales cycles; negative publicity and/or loss of clients due to security breaches resulting in the disclosure of confidential information; loss of export licenses or changes in export laws; failure to manage projects; rapid technology change in the biometrics market; loss of a key member of management team; termination of backlog orders; loss of limited source suppliers; negative audits by government agencies; failure to protect intellectual property; and exposure to intellectual property and product liability claims.

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts and the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government. As a result of new core customers added since the beginning of 2006, in the first quarter of 2007 we recorded revenue from an increased number of customers. We believe that this improved customer diversity will result in more consistent quarterly performance in 2007, as compared to prior years when our quarterly results often fluctuated due to the spending patterns of the DHS and the CNE, who have historically been our two largest customers. Further, we believe that we are positioned to experience an increase in revenues in 2007 over 2006 levels.

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

We market our solutions primarily to U.S. and foreign government agencies and law enforcement agencies. In a typical contract with a government agency for an initial AFIS deployment, we agree to design the AFIS, supply and install equipment and software and integrate the AFIS within the agency’s existing network infrastructure. These initial deployment contracts frequently require significant modification and customization of our solution as part of our integration services. These contracts provide for billings up to a fixed price total contract value upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. These customers usually impose specific performance and acceptance criteria that must be satisfied prior to invoicing for each milestone or delivery. When customers purchase AFIS solutions that do not require significant modification and customization of our software, whether as an initial deployment or as an expansion of an existing AFIS, we typically agree to deliver the products and perform limited installation services subject to customer-specific acceptance criteria. Certain of our customers, including the DHS, submit purchase orders under blanket purchase order agreements. Blanket purchase order agreements set out the basic terms and conditions of our arrangement with the customer and simplify the procedures for ordering our products to avoid administrative processes that would otherwise apply, particularly with the federal government. The billing of these contracts is generally tied to delivery and acceptance of specific AFIS equipment, usually our PMA servers or live-scans. Most of our contracts for AFIS solutions also include an ongoing maintenance obligation that we honor over a term specified in the deployment contract or the blanket purchase order agreement. The nature of our business and our customer base is such that we negotiate a set of unique terms for each contract that are based upon the purchaser’s standard form of documentation.

The most significant portion of our revenues since the fourth quarter of 2003 has arisen from increased demand by the DHS and the CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national, regional and local elections. We anticipate that the DHS and to a lesser extent the CNE will account for a significant portion of our revenues for the foreseeable future. We do not have any long-term contracts with any of our customers, including the DHS for the sale of our products, and our future sales will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the DHS could cause our revenues to fall short of our expectations.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of product revenues consists principally of compensation costs incurred in designing, integrating, installing and, customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and subcontractor costs. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs and training and professional service expenses, including compensation. Cost of revenues also includes share-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

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

In April 2005, we initiated a lawsuit against Northrop Grumman, based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. We are seeking compensatory and punitive damages. This legal action is currently set to go to trial in September 2007. We recorded fees of $2.7 million and $111,000 as general and administrative expenses in our condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had incurred a cumulative total of $6.6 million in legal expenses relating to this action and we expect to continue to incur a material amount of legal expenses relating to this legal action for at least the foreseeable future.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases” and account for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, we apply the provisions of Emerging Issues Task Force (EITF) 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, we account for these arrangements in accordance with EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, through consideration of the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of March 31, 2007, our net deferred tax assets were approximately $42.2 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the quarter ended March 31, 2007 was, and we expect our tax rate to continue to be, impacted as a result of research and development tax credits and the disqualifying disposition of incentive stock options . Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded share-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

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

Accounting for Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 3 of our condensed consolidated financial statements included elsewhere in this report. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on our common stock, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2006	2007
Consolidated Statements of Income Data:
Revenues:
Product revenues	74.2%	81.3%
Maintenance and services revenues	25.8	18.7

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	31.1	47.0
Cost of maintenance and services revenues	7.3	5.3

Total cost of revenues	38.4	52.3

Gross profit	61.6	47.7

Operating expenses:
Research and development	10.0	8.4
Selling and marketing	8.1	6.6
General and administrative	11.8	17.3

Total operating expenses	29.9	32.3

Operating income	31.7	15.4
Interest income	15.3	17.3
Other, net	—	1.0

Income before income taxes	47.0	33.7
Income tax provision	17.4	13.0

Net income	29.6%	20.7%

Comparison of Results for the three months ended March 31, 2007 and 2006

Revenues. Revenues were $30.1 million for the three months ended March 31, 2007 compared to $22.7 million for the three months ended March 31, 2006. Product revenues were $24.5 million for the three months ended March 31, 2007 compared to $16.9 million for the three months ended March 31, 2006. The $7.6 million increase in product revenues resulted primarily from increases of $6.6 million, $4.5 million and $2.0 million in revenues from the CNE, the RCMP and the DGSN, respectively. These increases in product revenues were partially offset by a reduction in revenues earned from the DHS. Revenues from the DHS decreased by $5.8 million during the three months ended March 31, 2007 as compared to the same period of the prior year due primarily to slowdowns in the procurement process at the U.S. government which was partially offset by an increase in indirect sales to the DHS through one of our logistical partners.

Maintenance and services revenues decreased to $5.6 million for the three months ended March 31, 2007 from $5.9 million for the three months ended March 31, 2006. The decrease of $236,000 or 4.0% was primarily due to a decrease in maintenance revenues from the DHS, as a result of the timing for maintenance renewals, partially offset by an increase in maintenance and service revenues from other customers as a result of our increased installed base of customers.

Gross Profit. Gross profit as a percentage of revenues was 47.7% for the three months ended March 31, 2007 compared to 61.6% for the same period of the prior year. Product gross margins were 42.1% for the three months ended March 31, 2007 compared to 58.0% for the three months ended March 31, 2006. The decrease in margins on product revenues was primarily due to a change in contract mix. During the three months ended March 31, 2007 we recognized revenue related to contracts with certain governmental agencies that carry a lower margin profile. In addition, during the three months ended March 31, 2007, we recognized more revenue from AFIS solutions that required significant hardware components which typically have lower margins than our more software intensive solutions.

Costs of maintenance and service revenues were consistent at $1.6 million for both the three months ended March 31, 2007 and 2006. Maintenance and services gross margins were consistent at 71.6 % during the three months ended March 31, 2007 and 71.9% during the same period of the prior year.

Research and Development. Research and development expenses increased slightly to $2.5 million, or 8.4% of revenues, for the three months ended March 31, 2007 compared to $2.3 million, or 10% of revenues for the three months ended March 31, 2006. The increase of $262,000 or 11.6% was primarily due to an increase in salary expense and other labor related costs of $353,000 driven by an increase in headcount. The effect of this increase was partially offset by a decrease in share-based compensation expense of $113,000.

Selling and Marketing. Selling and marketing expenses increased to $2.0 million, or 6.6% of revenues, for the three months ended March 31, 2007, compared to $1.8 million, or 8.1% of revenues, for the three months ended March 31, 2006. The increase of $137,000, or 7.4%, was primarily due to an increase in consulting fees and professional services of $99,000 to support business development and proposal activities.

General and Administrative. General and administrative expenses increased to $5.2 million, or 17.3% of revenues, for the three months ended March 31, 2007 compared to $2.7 million or 11.8% of revenues, for the three months ended March 31, 2006. The $2.5 million increase was primarily due to a $2.6 million increase in legal fees related to our lawsuit against Northrop Grumman.

Interest Income. We earned interest income of $5.2 million during the three months ended March 31, 2007 compared to $3.5 million during the three months ended March 31, 2006. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $3.9 million during the three months ended March 31, 2007 as a result of the net income earned in the period. Our effective tax rate of 38.5% for the three months ended March 31, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $3.9 million, with an effective tax rate of 36.9%, during the three months ended March 31, 2006 as a result of the net income earned in the period. Our effective tax rate of 36.9% for the three months ended March 31, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 36.9% during the three months ended March 31, 2006 to 38.5 % during the three months ended March 31, 2007 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the three months ended March 31, 2007 compared to the same period of the prior year. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by our employees. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place.

Liquidity and Capital Resources

Since inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of March 31, 2007, we had $32.3 million in cash and cash equivalents and $400.6 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash provided by operating activities was $17.1 million and $33.4 million during the three months ended March 31, 2007 and 2006, respectively. The cash provided by operating activities during the three months ended March 31, 2007 resulted primarily from net income of $6.2 million adjusted for non-cash reconciling items, the most significant of which were the amortization of discounts on available for sale securities of $1.2 million and a change in deferred tax assets of $3.6 million. Cash provided by operating activities during the three months ended March 31, 2007 was further increased by the net collection of $10.4 million in billed accounts receivable and the reduction of $7.6 million in inventory and contract related costs. The effect of these changes was partially offset by a decrease of $13.4 million in deferred revenues.

Net cash provided by operating activities during the three months ended March 31, 2006 resulted from net income of $6.7 million adjusted for non-cash reconciling items, the most significant of which were deferred income taxes of $3.7 million and share-based compensation expense of $1.4 million. These items were offset by a decrease in billed accounts receivable of $23.5 million and a $1.2 million decrease in inventory and contract related costs partially offset by a $2.8 million decrease in deferred revenues.

For the three months ended March 31, 2007 and 2006, net cash used in investing activities was $3.8 million and $35.4 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments. Cash of $3.8 million and $35.1 million used during the three months ended March 31, 2007 and 2006, respectively, represented the net increase of investments in marketable securities.

Net cash provided by financing activities of $198,000 and $511,000 represented proceeds collected from the exercise of stock options during the three months ended March 31, 2007 and 2006, respectively.

In 2005, we spent $26.0 million to acquire a facility in Pasadena, California, which we expect will eventually house our corporate headquarters. The development of such acquired property may require an expenditure of a material amount of capital resources. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our liquidity or capital resources.

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Notes to the Condensed Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $9.0 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity, through an irrevocable option, to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis, at fair value with changes in fair value recorded in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity elects to apply the provisions of SFAS 157. We are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2005, we initiated a lawsuit against Northrop Grumman, in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Information Technology Overseas, Inc. et. al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. We are seeking compensatory and punitive damages. This legal action is currently set to go to trial in September 2007. We cannot provide assurance that we will be successful in this legal action. As of March 31, 2007, we had incurred $6.6 million in legal expenses relating to this action and we expect to continue to incur a material amount of legal expenses relating to this action for at least the foreseeable future.

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

In 2006 and for the three months ended March 31, 2007, we derived 48% and 54%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had two customers that collectively accounted for 54% of revenues during the three months ended March 31, 2007, including the CNE and the RCMP, which accounted for 31% and 23% of revenues, respectively. In 2006, the DHS and the CNE collectively accounted for 48% of revenues, or 11% and 37%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, our significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2006 and for the three months ended March 31, 2007, we derived 42% and 33%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

•	companies that are AFIS component providers, such as Cross Match Technologies, L-1 Security Solutions;

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 53% of our revenues in 2006 and 75% of our revenues for the three months ended March 31, 2007 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2006 and during the three months ended March 31, 2007, sales to customers in these markets accounted for 98% and 99% of our revenues, respectively. A component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

Termination of all or some of our backlog of orders could negatively affect our sales.

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate

Loss of limited source suppliers may result in delays or additional expenses.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. For example, in April 2005, we initiated a lawsuit against Northrop Grumman which asserts that Northrop caused us harm by misappropriating our trade secrets. We have spent a substantial amount of funds in connection with this lawsuit and expect to continue to spend substantial funds in connection with the lawsuit for the foreseeable future. In addition, our management has devoted, and we expect our management to continue to devote for at least the foreseeable future, a significant amount of time to this lawsuit.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 54% of our outstanding common stock as of March 31, 2007. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

In 2006 and for the three months ended March 31, 2007, revenues outside of the Americas accounted for approximately 14% and 10%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Date: May 9, 2007