Form 10-Q
period 2007-06-30
Cogent, Inc.
filed 2007-08-07
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 1, 2007, there were 94,742,949 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,801	$16,097
Investments in marketable securities	318,070	326,384
Billed accounts receivable, net of allowance for doubtful accounts of $692 and $715 at December 31, 2006 and June 30, 2007, respectively	26,798	20,191
Unbilled accounts receivable	530	1,903
Inventory and contract related costs	19,439	9,854
Prepaid expenses and other current assets	1,854	1,421
Deferred income taxes	24,929	25,028

Total current assets	410,421	400,878
Investments in marketable securities	77,355	103,133
Property and equipment, net	32,874	32,675
Restricted cash	576	—
Deferred income taxes	18,494	11,408
Intangible and other assets	1,221	1,068

Total assets	$540,941	$549,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,102	$6,541
Accrued expenses	4,260	7,425
Income taxes payable	4,386	7,267
Deferred revenues	32,343	16,103

Total current liabilities	45,091	37,336
Long-term liabilities
Deferred revenues	5,161	2,897
Other liabilities	130	1,374

Total liabilities	50,382	41,607

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and June 30, 2007, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 94,493,209 and 94,723,778 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	120	120
Additional paid-in capital	419,446	421,191
Retained earnings	75,019	90,348
Accumulated other comprehensive loss	(154)	(232)
Treasury stock, at cost: 340,000 shares at December 31, 2006 and June 30, 2007, respectively	(3,872)	(3,872)

Total stockholders’ equity	490,559	507,555

Total liabilities and stockholders’ equity	$540,941	$549,162

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Revenues:
Product revenues	$7,319	$25,218	$24,187	$49,698
Maintenance and services revenues	5,898	6,082	11,761	11,709

Total revenues	13,217	31,300	35,948	61,407

Cost of revenues:
Cost of product revenues (1)	4,303	6,598	11,385	20,762
Cost of maintenance and services revenues (1)	1,491	1,893	3,140	3,491

Total cost of revenues	5,794	8,491	14,525	24,253

Gross profit	7,423	22,809	21,423	37,154

Operating expenses:
Research and development (1)	1,950	2,576	4,217	5,105
Selling and marketing (1)	1,906	2,085	3,745	4,061
General and administrative (1)	2,669	6,654	5,362	11,876

Total operating expenses	6,525	11,315	13,324	21,042

Operating income	898	11,494	8,099	16,112
Other income:
Interest income	4,182	5,556	7,671	10,774
Other, net	453	88	457	380

Total other income	4,635	5,644	8,128	11,154

Income before income taxes	5,533	17,138	16,227	27,266
Income tax provision	1,963	6,574	5,910	10,478

Net income	$3,570	$10,564	$10,317	$16,788

Basic net income per share	$0.04	$0.11	$0.11	$0.18

Diluted net income per share	$0.04	$0.11	$0.11	$0.17

Shares used in computing basic net income per share	94,203	94,335	93,945	94,278

Shares used in computing diluted net income per share	96,063	95,961	96,063	95,945

(1) Includes share-based compensation expense as follows (Note 3):
Cost of product revenues	$73	$54	$159	$237
Cost of maintenance and services revenues	132	66	303	205
Research and development expenses	180	84	411	202
Selling and marketing expenses	369	212	772	460
General and administrative expenses	434	211	928	478

	$1,188	$627	$2,573	$1,582

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended, June 30,
	2006	2007
Cash Flows from operating activities:
Net income	$10,317	$16,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	934	993
Allowance for doubtful accounts	9	23
Share-based compensation expense	2,573	1,582
Amortization of discount on available for sale securities	(857)	(2,872)
Deferred income taxes	5,594	9,463
Changes in assets and liabilities:
Billed accounts receivable	35,472	6,588
Unbilled accounts receivable	1,167	(1,373)
Inventory and contract related costs	(433)	9,440
Prepaid expenses and other current assets	(1,489)	437
Other assets	(113)	80
Accounts payable	(1,992)	2,434
Accrued expenses	(1,944)	2,810
Other liabilities	—	39
Income taxes payable	223	549
Deferred revenues	(3,044)	(18,504)

Net cash provided by operating activities	46,417	28,477

Cash Flows from investing activities:
Proceeds from sale of available-for-sale securities	618,390	881,161
Purchase of available-for-sale securities	(656,927)	(912,631)
Restricted cash	—	585
Purchase of property and equipment	(542)	(694)

Net cash used in investing activities	(39,079)	(31,579)

Cash Flows from financing activities:
Proceeds from the exercise of stock options	735	335

Net cash provided by financing activities	735	335

Effect of exchange rate changes on cash	35	63

Net increase (decrease) in cash and cash equivalents	8,108	(2,704)
Cash and cash equivalents, beginning of period	19,805	18,801

Cash and cash equivalents, end of period	$27,913	$16,097

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$6,167	$8,030
Income taxes	$(1)	$(170)
Non-cash financing activities
Capitalized share-based compensation expense (inventory and contract related costs)	$73	$23

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2007 and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2007, and its results of operations for the three and six months ended June 30, 2006 and 2007 and its cash flows for the six months ended June 30, 2006 and 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the December 31, 2006 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended June 30,		Six months ended June 30,
Percentage of Revenues	2006	2007	2006	2007
Customer A	10%	25%	24%	13%
Customer B	18%	15%	14%	23%
Customer C	*	*	*	12%

Percentage of Billed Accounts Receivable			December 31, 2006	June 30, 2007
Customer A			*	*
Customer B			*	*
Customer C			*	*
Customer D			24%	*
Customer E			*	29%
Customer F			*	17%

(*)	Amounts do not exceed 10% for such period

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

The fair values of each award granted under the Company’s stock option plans during the three and six months ended June 30, 2006 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Volatility	46%	46%	46%	46%
Risk-free interest rate	4.97%	4.78%	4.80%	4.71%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	6.1	6.1	6.1	6.1

The weighted average estimated grant date fair values of options granted under the Company’s stock option plans for the three and six months ended June 30, 2006 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Weighted average fair value	$8.31	$6.93	$9.41	$5.97

As of June 30, 2007, there was approximately $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.1 years. Based on currently outstanding options, total share-based compensation expense for fiscal year 2007 is expected to be approximately $2.3 million.

The options outstanding as June 30, 2007 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the six months ended June 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	2,489,607	$4.33
Granted	147,000	11.74
Exercised	(230,569)	1.46
Canceled or forfeited	(19,187)	13.77

Outstanding, June 30, 2007	2,386,851	$4.98

Exercisable at June 30, 2007	1,546,134	$3.09

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested options at December 31, 2006	1,147,680	$7.76
Granted	147,000	5.97
Vested	(434,776)	6.72
Forfeited	(19,187)	10.99

Nonvested options at June 30, 2007	840,717	7.94

A total of 3,667,923 options remain available for grant under the Company’s share-based compensation plans at June 30, 2007.

The following tables further describe stock options outstanding at June 30, 2007.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at June 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$0.30	$0.60	163,802	3.4	$0.36	$2,347	163,802	3.4	$0.36	$2,347
0.75	0.75	374,830	5.7	0.75	5,225	339,580	5.7	0.75	4,734
1.00	1.00	902,027	6.5	1.00	12,349	624,433	6.5	1.00	8,549
4.50	8.50	480,492	7.0	4.92	4,696	317,643	7.0	4.83	3,132
11.00	34.43	465,700	8.8	17.80	507	100,676	8.2	22.90	10

0.30	34.43	2,386,851	6.7	4.98	$25,124	1,546,134	6.2	3.09	$18,772

Range of Exercise Prices		Nonvested Options Expected to Vest
		Number Expected to Vest at June 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)
$0.75	$0.75	35,250	6.2	$0.75	$491
1.00	1.00	277,594	6.5	1.00	3,800
4.50	8.50	162,849	7.0	5.08	1,565
11.00	34.43	317,713	7.9	14.25	432

0.75	34.43	793,406	7.2	7.53	$6,288

The Company defines in-the-money options at June 30, 2007 as options that had exercise prices that were lower than the $14.69 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 2.4 million shares that were in-the-money at that date. There were 1.5 million in-the-money options exercisable at June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2007 was $22.8 million and $2.6 million, respectively, determined as of the date of exercise.

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2006	June 30, 2007
	(in thousands)
Type of Security:
Short-term instruments	$87,861	$127,897
Corporate debt securities with maturities of less than one year	122,831	102,101
Municipal securities with maturities of less than one year	52,811	56,453
U.S. government securities with maturities of less than one year	54,567	39,933

Total short-term investments	318,070	326,384

Corporate debt securities with maturities between one and three years	64,679	100,176
U.S. government securities with maturities between one and three years	12,676	2,957

Total long-term investments	77,355	103,133

	$395,425	$429,517

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized loss on available for sale securities at December 31, 2006 and June 30, 2007 was as follows:

	December 31, 2006	June 30, 2007
	(in thousands)
Accumulated unrealized loss	$351	$600

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded no realized gain or loss for the three and six months ended June 30, 2006 and 2007.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2006	June 30, 2007
	(in thousands)
Materials and components	$2,908	$3,356
Inventory and costs related to long-term contracts	8,237	5,495
Deferred costs of revenue	8,294	1,003

	$19,439	$9,854

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

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$3,570	$10,564	$10,317	$16,788

Denominator:
Denominator for basic net income per share—weighted average shares	94,203	94,335	93,945	94,278
Dilutive potential common stock options	1,860	1,626	2,118	1,667

Denominator for diluted net income per share— adjusted weighted average shares	96,063	95,961	96,063	95,945

Basic net income per share	$0.04	$0.11	$0.11	$0.18

Diluted net income per share	$0.04	$0.11	$0.11	$0.17

During the three months ended June 30, 2006 and 2007, options to purchase 287,000 and 250,700, shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the six months ended June 30, 2006 and 2007, options to purchase 248,000 and 356,200, respectively, were similarly excluded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$3,570	$10,564	$10,317	$16,788
Other comprehensive income (loss):
Change in unrealized loss, net of tax	86	(262)	109	(153)
Change in foreign currency translation adjustment	2	54	10	75

Total comprehensive income	$3,658	$10,356	$10,436	$16,710

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

The Company had cumulative unrecognized tax benefits of $9.0 million as of January 1, 2007. As a result of the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $1.5 million to retained earnings, an increase of $2.3 million to deferred income tax assets and an increase of $3.8 million to liabilities. The liability for unrecognized tax benefits is recorded in income taxes payable and other long-term liabilities in the condensed consolidated balance sheet. Included in the balance of unrecognized tax benefits at January 1, 2007, are $1.5 million of tax benefits that, if recognized, would affect the effective tax rate. The unrecognized tax benefit balance also includes approximately $7.5 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. In addition, the balance of unrecognized tax benefits at January 1, 2007 includes approximately $6.4 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months as a result of ongoing activities to resolve uncertainty with respect to the Company’s tax obligations in foreign jurisdictions; however, quantification of an estimated range cannot be made at this time. During the six months ended June 30, 2007, the Company did not record any material changes to its unrecognized tax benefits.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007, the total amount of accrued income tax-related interest and penalties before tax benefits was $638,000. During the three and six months ended June 30, 2007, an additional $186,000 and $260,000, respectively, of interest before tax benefits was accrued.

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

Note 9. Deferred Revenues and Deferred Costs

In the second quarter of 2005, the Company entered into a contract with a total value of $31.8 million with the National Electoral Council of Venezuela (“CNE”). The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because vendor specific objective evidence (“VSOE”) of the maintenance element of this contract did not exist, all revenue in excess of the fair value of the lease component was amortized over the life of the contract upon customer acceptance of all deliverables which was received in the second quarter of 2006. Revenues recognized under the arrangement with the CNE were $4.7 million and $11.8 million for the three months and six months ended June 30, 2007, respectively. Deferred revenue related to the CNE contract was $11.8 million and zero as of December 31, 2006 and June 30, 2007, respectively.

In October 2005, the Company entered into an initial contract and several follow-on orders with the Royal Canadian Mounted Police (the “RCMP”) to replace an AFIS in conjunction with the RCMP’s Real Time Identification Project. Revenues recognized under the arrangement with the RCMP were $749,000 and $7.7 million for the three and six months ended June 30, 2007, respectively. Deferred revenue related to the RCMP contract was $6.8 million and $375,000 as of December 31, 2006 and June 30, 2007, respectively. Deferred costs related to the RCMP contract are included in inventory and will be recognized as the related services are delivered.

In September 2005, the Company entered into an approximately $34 million contract with the Direction Générale De la Sureté Nationale of Morocco (“DGSN”) to provide an integrated turn-key AFIS. The agreement includes an extended payment schedule. Accordingly, the Company recognizes revenue from this customer as payments become due. In June 2007, the Company recorded $5.9 million in deferred revenue representing a scheduled billing under the contract. The Company will recognize the corresponding revenue in July 2007 when the amount is due for collection. Deferred costs related to this contract are included in inventory and will be recognized as costs of product revenues as the revenues are recognized. Deferred revenue related to the DGSN agreement was zero and $5.9 million as of December 31, 2006 and June 30, 2007, respectively.

Note 10. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended June 30, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$22,243	$2,755	$43	$177	$25,218
Maintenance and services revenues	5,190	658	226	8	6,082

Total	$27,433	$3,413	$269	$185	$31,300

	Three months ended June 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$5,821	$341	$694	$463	$7,319
Maintenance and services revenues	5,169	358	166	205	5,898

Total	$10,990	$699	$860	$668	$13,217

	Six months ended June 30, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$44,537	$2,794	$177	$2,190	$49,698
Maintenance and services revenues	$9,921	$1,105	$461	$222	11,709

Total	$54,458	$3,899	$638	$2,412	$61,407

	Six months ended June 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$19,622	$2,236	$1,864	$465	$24,187
Maintenance and services revenues	10,129	860	365	407	11,761

Total	$29,751	$3,096	$2,229	$872	$35,948

At December 31, 2006 and June 30, 2007, the Company’s property and equipment and intangible assets, net of accumulated depreciation and amortization in the United States and in other countries was as follows (in thousands):

	December 31, 2006	June 30, 2007
Property and equipment, net of accumulated depreciation in the United States	$31,433	$31,318
Property and equipment, net of accumulated depreciation in other countries	1,441	1,357

	$32,874	$32,675

Intangible assets, net of accumulated amortization in the United States	$500	$425

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

In April 2005, the Company initiated a lawsuit against Northrop Grumman, in California state court (COGENT SYSTEMS, INC., vs. NORTHROP GRUMMAN CORPORATION, NORTHROP GRUMMAN INFORMATION TECHNOLOGY OVERSEAS, INC., et al., Superior Court of the State of California, In and For the County of Los Angeles, Case No. BC 332199). Cogent currently sets forth claims based on breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition. As of June 30, 2007, the Company had incurred $10.6 million in legal expenses related to this action, including $6.7 million incurred in the six months ended June 30, 2007, and expects to continue to incur a material amount of legal expenses related to this action for at least the foreseeable future. The Company is seeking compensatory and punitive damages. However, there can be no assurance that the Company will be successful in this legal action.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts and the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government. As a result of new core customers added since the beginning of 2006, in the six months ended June 30, 2007 we recorded revenue from an increased number of customers. We believe that this improved customer diversity will result in more consistent quarterly performance in 2007, as compared to prior years when our quarterly results often fluctuated due to the spending patterns of the DHS and the CNE, who have historically been our two largest customers. Further, we believe that we are positioned to experience an increase in revenues in 2007 over 2006 levels.

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

We also expect to experience continued demand from a number of other governments as they deploy AFIS solutions in elections, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, in Canada, we have been awarded an initial contract and several follow-on orders, and we believe we may receive additional follow-on orders related to the Royal Canadian Mounted Police (RCMP)’s Real Time Identification Initiative. Another example is our September 2005 contract with the Direction Générale De la Sureté Nationale of Morocco (DGSN) to provide an integrated turn-key AFIS. The quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business. In September 2006, the UKvisas unit of the Secretary of State for the Home Department of the United Kingdom selected Cogent as the supplier of biometric recording and verification software in connection with the U.K. government program to improve immigration control and border integrity (the “UKvisas Contract”). Under the four year “framework agreement”, Cogent will provide technology to be used at embassy and visa application centers worldwide to capture fingerprint and facial recognition biometric data on an order by order basis. Cogent is also providing software consulting, help desk, and incident management services. Other U.K government agencies will be able to purchase products and services under the framework agreement as well.

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

In April 2005, we initiated a lawsuit against Northrop Grumman, based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. We are seeking compensatory and punitive damages. This legal action is currently set to go to trial in September 2007. We recorded fees of $4.0 million and $6.7 million as general and administrative expenses in our condensed consolidated financial statements for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, we had incurred a cumulative total of $10.6 million in legal expenses relating to this action and we expect to continue to incur a material amount of legal expenses relating to this legal action for at least the foreseeable future.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of June 30, 2007, our net deferred tax assets were approximately $36.4 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the six months ended June 30, 2007 was, and we expect our tax rate to continue to be, impacted as a result of research and development tax credits and the disqualifying disposition of incentive stock options. Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded share-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

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

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Consolidated Statements of Income Data:
Revenues:
Product revenues	55.4%	80.6%	67.3%	80.9%
Maintenance and services revenues	44.6	19.4	32.7	19.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	32.5	21.1	31.7	33.8
Cost of maintenance and services revenues	11.3	6.0	8.7	5.7

Total cost of revenues	43.8	27.1	40.4	39.5

Gross profit	56.2	72.9	59.6	60.5

Operating expenses:
Research and development	14.8	8.2	11.7	8.3
Selling and marketing	14.4	6.7	10.4	6.6
General and administrative	20.2	21.3	14.9	19.3

Total operating expenses	49.4	36.2	37.0	34.2

Income from operations	6.8	36.7	22.6	26.3
Interest income	31.6	17.8	21.3	17.5
Other, net	3.4	0.3	1.3	0.6

Income before income taxes	41.8	54.8	45.2	44.4
Income tax provision	14.9	21.0	16.4	17.1

Net income	26.9%	33.8%	28.8%	27.3%

Comparison of Results for the three months ended June 30, 2007 and 2006

Revenues. Revenues were $31.3 million for the three months ended June 30, 2007 compared to $13.2 million for the three months ended June 30, 2006. We experienced growth in revenues primarily due to higher revenues from the DHS, as well as contributions from an increasing number of customers as we continued to diversify our customer base. Product revenues were $25.2 million for the three months ended June 30, 2007 compared to $7.3 million for the three months ended June 30, 2006. The $17.9 million increase in product revenues resulted primarily from a significant increase in revenues from the DHS and its logistical partners as well as key contributions from a number of other customers. Revenues from the DHS and its logistical partners increased $10.6 million as a result of the continued expansion of the USVISIT program. Revenues from the CNE increased by $2.3 million during the three months ended June 30, 2007 compared to the same period in the prior year. In addition, revenue contributions from a number of other customers, such as the UKvisas, the office of the Attorney General of Ohio and the County of Sonoma, also contributed to the increase in product revenues during the three months ended June 30, 2007 compared to the same period in the prior year.

Maintenance and services revenues were generally consistent at $6.1 million for the three months ended June 30, 2007 compared to $5.9 million for the three months ended June 30, 2006. An increase in maintenance and service revenues as a result of our increased base of customers was substantially offset by a decrease of $512,000 in maintenance and services revenues from the DHS, resulting from the timing for maintenance renewals.

Gross Profit. Gross profit as a percentage of revenues was 72.9% for the three months ended June 30, 2007 compared to 56.2% for the three months ended June 30, 2006. Product gross margins were 73.8% for the three months ended June 30, 2007 compared to 41.2% for the three months ended June 30, 2006. The increase in margins on product revenues was primarily due to a change in contract mix; during the three months ended June 30, 2007, a higher portion of our revenues were recognized on software intensive solutions which typically have higher margins than hardware and third party equipment components. During the three months ended June 30, 2006, a significant portion of our revenues were earned from AFIS solutions which required significant hardware components.

Costs of maintenance and service revenues increased $402,000 or 27% to $1.9 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006. Maintenance and services gross margins decreased from 74.7% during the three months ended June 30, 2006 to 68.9% during the three months ended June 30, 2007. As our customer base continues to diversify and grow we have increased the number of personnel engaged in providing maintenance and engineering services. This has contributed to the decrease in maintenance and services gross margins.

Research and Development. Research and development expenses increased to $2.6 million, or 8.2% of revenues, for the three months ended June 30, 2007 compared to $2.0 million, or 14.8% of revenues for the three months ended June 30, 2006. The increase of $626,000 or 32.1% was primarily due to an increase in salary expense and other labor related costs of $757,000 driven by an increase in headcount. The effect of this increase was partially offset by a decrease in share-based compensation expense of $96,000.

Selling and Marketing. Selling and marketing expenses were $2.1 million, or 6.7% of revenues, for the three months ended June 30, 2007, compared to $1.9 million, or 14.4% of revenues, for the same period of the prior year. The increase of $179,000, or 9.4%, was primarily due to an increase in salary expense and other labor related costs of $249,000 driven by an increase in headcount, partially offset by a reduction in share based compensation of $157,000. An increase in consulting fees of $91,000, to support business development and proposal activities, also contributed to the increase in selling and marketing expenses during the three months ended June 30, 2007, as compared to the same period of the prior year.

General and Administrative. General and administrative expenses increased to $6.7 million, or 21.3% of revenues, for the three months ended June 30, 2007 compared to $2.7 million or 20.2% of revenues, for the three months ended June 30, 2006. The increase of $4.0 million or 149% was primarily due to a $3.4 million increase in legal fees related to our lawsuit with Northrop Grumman. Legal fees incurred in connection with the Company’s legal action against Northrop Grumman were $4.0 million during the three months ended June 30, 2007 compared to $613,000 for the three months ended June 30, 2006. Activity in connection with the case has increased as the action nears its September 2007 trial date.

Interest Income. We earned interest income of $5.6 million during the three months ended June 30, 2007 compared to $4.2 million during the three months ended June 30, 2006. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $6.6 million during the three months ended June 30, 2007 as a result of the net income earned in the period. Our effective tax rate of 38.4% for the three months ended June 30, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $2.0 million, with an effective tax rate of 35.5%, during the three months ended June 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 35.5% for the three months ended June 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 35.5% during the three months ended June 30, 2006 to 38.4% during the three months ended June 30, 2007 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the three months ended June 30, 2007 compared to the same period of the prior year coupled with the income tax-related interest of $186,000 recorded during the three months ended June 30, 2007 in accordance with FIN 48. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by our employees. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place.

Comparison of Results for the six months ended June 30, 2007 and 2006

Revenues. Revenues were $61.4 million for the six months ended June 30, 2007 compared to $35.9 million for the six months ended June 30, 2006. We experienced growth in revenues primarily due to higher revenues from the DHS, as well as contributions from an increasing number of customers as we continued to diversify our customer base. Product revenues were $49.7 million for the six months ended June 30, 2007 compared to $24.2 million for the six months ended June 30, 2006. The $25.5 million increase in product revenues resulted primarily from increases of $6.6 million, $8.9 million and $5.0 million in revenues from the DHS and its logistical partners, the CNE and the RCMP, respectively. In addition, revenue contributions from a number of other customers, such as the DGSN, the UKvisas, the office of the Attorney General of Ohio, the County of Oakland, Michigan and the County of Sonoma, also contributed to the increase in product revenues during the six months ended June 30, 2007 compared to the same period in the prior year.

Maintenance and services revenues were generally consistent at $11.7 million for the six months ended June 30, 2007 compared to $11.8 million for the six months ended June 30, 2006. A decrease of $967,000 in maintenance and services revenues from the DHS, resulting from the timing for maintenance renewals, was offset by an increase in maintenance and service revenues from other customers as a result of our increased installed base of customers.

Gross Profit. Gross profit as a percentage of revenues was 60.5% for the six months ended June 30, 2007 compared to 59.6% for the same period of the prior year. Product gross margins were 58.2% for the six months ended June 30, 2007 compared to 52.9% for the six months ended June 30, 2006. The increase in margins on product revenues was primarily due to a change in contract mix; during the six months ended June 30, 2007, a higher portion of our revenues was recognized on software intensive solutions which typically have higher margins than hardware and third party equipment components. During the same period of the prior year a significant portion of our revenues was earned from AFIS solutions which required significant hardware components.

Maintenance and services gross margins were 70.2% for the six months ended June 30, 2007 and 73.3% for the six months ended June 30, 2006. Costs of maintenance and service revenues increased to $3.5 million for the six months ended June 30, 2007 from $3.1 million for the six months ended June 30, 2006. As our customer base continues to diversify and grow we have increased the number of personnel engaged in providing maintenance and engineering services, contributing to the decrease in maintenance and services gross margins.

Research and Development. Research and development expenses increased to $5.1 million, or 8.3% of revenues, for the six months ended June 30, 2007 compared to $4.2 million, or 11.7% of revenues for the six months ended June 30, 2006. The increase of $888,000 or 21% was primarily due to an increase in salary expense and other labor related costs of $1.3 million driven by an increase in headcount. The effect of this increase was partially offset by decreases in share-based compensation expense, consulting fees, computer supplies and equipment maintenance costs of $209,000, $39,000, $37,000 and $31,000, respectively.

Selling and Marketing. Selling and marketing expenses were $4.1 million, or 6.6% of revenues, for the six months ended June 30, 2007 compared to $3.7 million, or 10.4% of revenues, for the six months ended June 30, 2006. The increase of $316,000, or 8%, was primarily due to an increase in salary expense and other labor related costs of $381,000 driven by an increase in headcount, partially offset by a reduction in share based compensation of $312,000. An increase in consulting fees of approximately $190,000, to support business development and proposal activities, also contributed to the increase in selling and marketing expenses during the six months ended June 30, 2007, as compared to the same period of the prior year.

General and Administrative. General and administrative expenses increased to $11.9 million, or 19.3% of revenues, for the six months ended June 30, 2007 compared to $5.4 million, or 14.9% of revenues, for the six months ended June 30, 2006. The $6.5 million increase was primarily due to a $6.0 million increase in legal fees related to our lawsuit against Northrop Grumman.

Interest Income. We earned interest income of $10.8 million during the six months ended June 30, 2007 compared to $7.7 million during the six months ended June 30, 2006. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $10.5 million during the six months ended June 30, 2007 as a result of the net income earned in the period. Our effective tax rate of 38.4% for the six months ended June 30, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by state research and development credits. We recognized an income tax provision of $5.9 million, with an effective tax rate of 36.4%, during the six months ended June 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 36.4% for the six months ended June 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 36.4% during the six months ended June 30, 2006 to 38.4% during the six months ended June 30, 2007 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the six months ended June 30, 2007 compared to the same period of the prior year coupled with the income tax-related interest of $260,000 recorded during the six months ended June 30, 2007 in accordance with FIN 48.

Liquidity and Capital Resources

Since our inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of June 30, 2007, we had $16.1 million in cash and cash equivalents and $429.5 million in investments in marketable securities.

We derive cash from operations primarily from cash collected on product sales and maintenance contract sales. Net cash provided by operating activities was $28.5 million and $46.4 million during the six months ended June 30, 2007 and 2006, respectively. The cash provided by operating activities during the six months ended June 30, 2007 resulted primarily from net income of $16.8 million adjusted for non-cash reconciling items, the most significant of which were the amortization of discounts on available for sale securities of $2.9 million and a change in deferred tax assets of $9.5 million. Cash provided by operating activities during the six months ended June 30, 2007 was further increased by the net collection of $6.6 million in billed accounts receivable, increases in accounts payable and accrued expenses of $2.4 million and $2.8 million, respectively and the $9.4 million decrease in inventory and contract related costs. The effect of these changes was partially offset by a decrease of $18.5 million in deferred revenues.

Net cash provided by operating activities during the six months ended June 30, 2006 resulted from net income of $10.3 million adjusted for non-cash reconciling items, the most significant of which were an increase in deferred income taxes of $5.6 million and share-based compensation expense of $2.6 million. Cash provided by operating activities during the six months ended June 30, 2006 was also significantly impacted by a $35.5 million decrease in billed accounts receivable partially offset by decreases of $2.0 million, $1.9 million and $3.0 million in accounts payable, accrued expenses and deferred revenues, respectively.

For the six months ended June 30, 2007 and 2006, net cash used in investing activities was $31.6 million and $39.1 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments. Cash of $31.5 million and $38.5 million used during the six months ended June 30, 2007 and 2006, respectively, represented the net increase of investments in marketable securities.

Net cash provided by financing activities of $335,000 and $735,000 represented proceeds collected from the exercise of stock options during the six months ended June 30, 2007 and 2006, respectively.

In 2005, we paid $26.0 million to acquire a facility in Pasadena, California, which we expect will eventually house our corporate headquarters. The development of such acquired property may require an expenditure of a material amount of capital resources. We currently have no other material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our liquidity or capital resources.

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

In April 2005, we initiated a lawsuit against Northrop Grumman, in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Information Technology Overseas, Inc. et. al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. We are seeking compensatory and punitive damages. This legal action is currently set to go to trial in September 2007. We cannot provide assurance that we will be successful in this legal action. As of June 30, 2007, we had incurred $10.6 million in legal expenses relating to this action and we expect to continue to incur a material amount of legal expenses relating to this action for at least the foreseeable future.

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

In 2006 and for the six months ended June 30, 2007, we derived 48% of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted for 48% of revenues during the six months ended June 30, 2007, including the DHS, the CNE and the RCMP, which accounted for 13%, 23% and 12% of revenues, respectively. For the year ended December 31, 2006, the DHS and the CNE collectively accounted for 48% of revenues, or 11% and 37%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, our significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period.

In 2006 and for the six months ended June 30, 2007, we derived 42% and 49%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 57% of our revenues in 2006 and 53% of our revenues for the six months ended June 30, 2007 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2006 and during the six months ended June 30, 2007, sales to customers in these markets accounted for 98% and 99% of our revenues, respectively. A component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

Ming Hsieh, our Chief Executive Officer, controlled approximately 54% of our outstanding common stock as of June 30, 2007. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the Nasdaq corporate governance rules, and therefore we are entitled to exemptions from certain of the Nasdaq corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these Nasdaq corporate governance requirements.

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

For the year ended December 31, 2006 and for the six months ended June 30, 2007, revenues outside of the Americas accounted for approximately 14% and 11%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China and Taiwan. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2007