Form 10-Q
period 2007-09-30
Cogent, Inc.
filed 2007-11-09
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes  ☐    No  ☒

As of November 1, 2007, there were 94,861,784 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,801	$22,582
Investments in marketable securities	318,070	309,133
Billed accounts receivable, net of allowance for doubtful accounts of $692 and $676 at December 31, 2006 and September 30, 2007, respectively	26,798	15,050
Unbilled accounts receivable	530	914
Inventory and contract related costs	19,439	9,026
Prepaid expenses and other current assets	1,854	1,229
Deferred income taxes	24,929	24,861

Total current assets	410,421	382,795
Investments in marketable securities	77,355	126,447
Property and equipment, net	32,874	33,476
Restricted cash	576	—
Deferred income taxes	18,494	6,065
Intangible and other assets	1,221	985

Total assets	$540,941	$549,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,102	$8,671
Accrued expenses	4,260	7,328
Income taxes payable	4,386	4,176
Deferred revenues	32,343	12,552

Total current liabilities	45,091	32,727
Long-term liabilities
Deferred revenues	5,161	2,875
Other liabilities	130	1,392

Total liabilities	50,382	36,994

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and September 30, 2007, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized;
94,493,209 and 94,844,019 shares issued and outstanding at
December 31, 2006 and September 30, 2007, respectively	120	120
Additional paid-in capital	419,446	421,940
Retained earnings	75,019	94,492
Accumulated other comprehensive (loss) income	(154)	94
Treasury stock, at cost: 340,000 shares at December 31, 2006 and September 30, 2007, respectively	(3,872)	(3,872)

Total stockholders’ equity	490,559	512,774

Total liabilities and stockholders’ equity	$540,941	$549,768

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
Revenues:
Product revenues	$18,399	$16,016	$42,586	$65,714
Maintenance and services revenues	4,976	6,496	16,737	18,205

Total revenues	23,375	22,512	59,323	83,919

Cost of revenues:
Cost of product revenues	9,942	8,144	21,327	28,906
Cost of maintenance and services revenues	1,464	1,955	4,604	5,446

Total cost of revenues	11,406	10,099	25,931	34,352

Gross profit	11,969	12,413	33,392	49,567

Operating expenses:
Research and development	2,098	2,670	6,315	7,775
Selling and marketing	1,955	2,361	5,700	6,422
General and administrative	3,490	5,670	8,852	17,546

Total operating expenses	7,543	10,701	20,867	31,743

Operating income	4,426	1,712	12,525	17,824
Other income:
Interest income	4,654	5,756	12,325	16,530
Other, net	19	(195)	476	185

Total other income	4,673	5,561	12,801	16,715

Income before income taxes	9,099	7,273	25,326	34,539
Income tax provision	3,366	3,129	9,276	13,607

Net income	$5,733	$4,144	$16,050	$20,932

Basic net income per share	$0.06	$0.04	$0.17	$0.22

Diluted net income per share	$0.06	$0.04	$0.17	$0.22

Shares used in computing basic net income per share	94,178	94,436	94,024	94,331

Shares used in computing diluted net income per share	95,988	95,976	96,153	95,972

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended, September 30,
	2006	2007
Cash Flows from operating activities:
Net income	$16,050	$20,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,423	1,369
Allowance for doubtful accounts	206	(16)
Realized loss on investments	4	—
Share-based compensation expense	3,562	2,193
Amortization of discount on available for sale securities	(1,512)	(4,391)
Deferred income taxes	8,849	11,411
Changes in assets and liabilities:
Billed accounts receivable	30,022	11,784
Unbilled accounts receivable	620	(384)
Inventory and contract related costs	1,090	10,289
Prepaid expenses and other current assets	(736)	664
Other assets	(129)	124
Accounts payable	(116)	4,424
Accrued expenses	851	2,694
Income taxes payable	339	852
Deferred revenues	(7,578)	(22,077)
Other liabilities	—	56

Net cash provided by operating activities	52,945	39,924

Cash Flows from investing activities:
Proceeds from sale of available-for-sale securities	893,420	1,243,467
Purchase of available-for-sale securities	(935,762)	(1,279,046)
Restricted cash	—	585
Purchase of property and equipment	(934)	(1,814)

Net cash used in investing activities	(43,276)	(36,808)

Cash Flows from financing activities:
Proceeds from the exercise of stock options	834	468
Repurchase of common stock	(3,872)	—

Net cash (used in) provided by financing activities	(3,038)	468

Effect of exchange rate changes on cash	64	197

Net increase in cash and cash equivalents	6,695	3,781
Cash and cash equivalents, beginning of period	19,805	18,801

Cash and cash equivalents, end of period	$26,500	$22,582

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest income	$10,219	$11,808
Income taxes	$(1)	$(705)
Non-cash financing activities
Capitalized share-based compensation expense (inventory and contract related costs)	$173	$36

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2007 and the condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2007 and condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2007, and its results of operations for the three and nine months ended September 30, 2006 and 2007 and its cash flows for the nine months ended September 30, 2006 and 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the December 31, 2006 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Classification of Revenues

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold. Product revenues are generally comprised of the following:

•

Revenues associated with AFIS solutions that do not require significant modification or customization of the Company’s software, exclusive of amounts allocated to maintenance for which the Company has vendor-specific objective evidence of fair value, or VSOE, are recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided all other criteria for revenue recognition have been met. For example, the Company recognizes revenue in this manner from sales of its PMA servers to the DHS under a blanket purchase agreement with the DHS. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

•

Revenues associated with AFIS solutions that require significant modification or customization of the Company’s software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of the Company’s revenue for any period if actual results differ from the Company’s judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $7.2 million and zero for the three months ended September 30, 2006 and 2007, respectively, and $9.7 million and $11.8 million for the nine months ended September 30, 2006 and 2007, respectively.

•

Revenue associated with the sale of the Company’s application specific integrated circuit, or ASIC applications, stand-alone live-scans and other biometric products, excluding maintenance when applicable, is recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•

Revenue associated with service offerings where the Company maintains and operates a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

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

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to its normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in product revenues and recognized ratably over the term of the maintenance period.

Services Revenues

Professional services revenue is primarily derived from engineering services and AFIS system operation and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-and-materials basis. The majority of the Company’s professional services are performed either directly or indirectly for U.S. government organizations. Revenue from such services is recognized as the services are provided.

Consistent with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the amount of revenue recognized from commissions where the Company is acting as an agent is the net amount after payments are made to the primary obligor responsible for delivering the services.

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended September 30,		Nine months ended September 30,
Percentage of Revenues	2006	2007	2006	2007
Customer A	*	18%	17%	15%
Customer B	31%	*	21%	17%
Customer C	*	*	*	10%
Customer D	18%	26%	*	*

Percentage of Billed Accounts Receivable			December 31, 2006	September 30, 2007
Customer D			24%	*
Customer E			*	10%

(*)	Amounts do not exceed 10% for such period

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

The fair values of each award granted under the Company’s stock option plans during the three and nine months ended September 30, 2006 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Volatility	46%	46%	46%	46%
Risk-free interest rate	4.85%	4.62%	4.80%	4.68%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (years)	6.1	6.1	6.1	6.1

The weighted average estimated grant date fair values of options granted under the Company’s stock option plans for the three and nine months ended September 30, 2006 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Weighted average fair value	$7.11	$7.20	$8.45	$6.55

As of September 30, 2007, there was approximately $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 0.8 years. Based on currently outstanding options, total share-based compensation expense for fiscal year 2007 is expected to be approximately $2.5 million.

The options outstanding as of September 30, 2007 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the nine months ended September 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	2,489,607	$4.33
Granted	278,150	12.89
Exercised	(350,810)	1.41
Canceled or forfeited	(22,437)	16.79

Outstanding, September 30, 2007	2,394,510	$5.64

Exercisable at September 30, 2007	1,620,002	$3.45

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested options at December 31, 2006	1,147,680	$7.76
Granted	278,150	6.55
Vested	(628,885)	6.99
Canceled or forfeited	(22,437)	11.67

Nonvested options at September 30, 2007	774,508	7.9

A total of 3,540,023 options remain available for grant under the Company’s share-based compensation plans at September 30, 2007.

The following tables further describe stock options outstanding at September 30, 2007:

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at September 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$ 0.30	$ 0.60	157,252	3.1	$0.35	$2,411	157,252	3.1	$0.35	$2,411
0.75	0.75	348,997	5.5	0.75	5,211	336,372	5.5	0.75	5,022
1.00	1.00	823,377	6.3	1.00	12,087	637,691	6.3	1.00	9,361
4.50	8.50	471,284	6.7	4.89	5,086	347,968	6.7	4.81	3,783
11.00	34.43	593,600	8.9	16.90	926	140,719	8.2	21.20	57

0.30	34.43	2,394,510	6.7	5.64	$25,721	1,620,002	6.1	3.45	$20,634

		Nonvested Options Expected to Vest
Range of Exercise Prices		Number Expected to Vest at September 30, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)
$ 0.75	$0.75	12,625	6.0	$0.75	$188
1.00	1.00	185,686	6.3	1.00	2,726
4.50	8.50	123,316	6.7	5.11	1,303
11.00	34.43	394,120	5.6	13.60	757

0.75	34.43	715,747	6.0	9.02	$4,974

The Company defines in-the-money options at September 30, 2007 as options that had exercise prices that were lower than the $15.68 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 2.2 million shares that were in-the-money at that date. There were 1.5 million in-the-money options exercisable at September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2007 was $24.1 million and $4.2 million, respectively, determined as of the date of exercise.

The share-based compensation expense included in the Company’s results of operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2007	2006	2007
	(in thousands)
Cost of product revenues	$87	$48	$246	$285
Cost of maintenance and services revenues	70	57	373	262
Research and development expenses	118	72	529	274
Selling and marketing expenses	331	266	1,103	726
General and administrative expenses	383	168	1,311	646

	$989	$611	$3,562	$2,193

Note 4. Fair Value of Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2006	September 30, 2007
	(in thousands)
Type of Security:
Short-term instruments	$87,861	$103,288
Corporate debt securities with maturities of less than one year	122,831	123,318
Municipal securities with maturities of less than one year	52,811	49,626
U.S. government securities with maturities of less than one year	54,567	32,901

Total short-term investments	318,070	309,133

Corporate debt securities with maturities between one and three years	64,679	99,831
U.S. government securities with maturities between one and three years	12,676	26,616

Total long-term investments	77,355	126,447

	$395,425	$435,580

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized loss on available for sale securities at December 31, 2006 and September 30, 2007 was as follows:

	December 31, 2006	September 30, 2007
	(in thousands)
Accumulated unrealized loss	$351	$102

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded a realized loss of $4,000 for the three and nine months ended September 30, 2006 and no realized gain or loss for the three and nine months ended September 30, 2007.

Note 5. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Materials and components	$2,908	$3,980
Inventory and costs related to long-term contracts	8,237	2,634
Deferred costs of revenue	8,294	2,412

	$19,439	$9,026

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$5,733	$4,144	$16,050	$20,932

Denominator:
Denominator for basic net income per share—weighted average shares	94,178	94,436	94,024	94,331
Dilutive potential common stock
Stock options	1,810	1,540	2,129	1,641

Denominator for diluted net income per share— adjusted weighted average shares	95,988	95,976	96,153	95,972

Basic net income per share	$0.06	$0.04	$0.17	$0.22

Diluted net income per share	$0.06	$0.04	$0.17	$0.22

During the three months ended September 30, 2006 and 2007, options to purchase 317,000 and 274,350, shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the nine months ended September 30, 2006 and 2007, options to purchase 209,000 and 445,100, respectively, were similarly excluded.

Note 7. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments and unrealized gains or losses on the Company’s investments in marketable securities are included in accumulated other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(In thousands)
Net income	$5,733	$4,144	$16,050	$20,932
Other comprehensive income:
Change in unrealized loss, net of tax	414	265	523	112
Change in foreign currency translation adjustment	18	61	28	136

Total comprehensive income	$6,165	$4,470	$16,601	$21,180

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

The Company had cumulative unrecognized tax benefits of $9.0 million as of January 1, 2007. As a result of the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $1.5 million to retained earnings, an increase of $2.3 million to deferred income tax assets and an increase of $3.8 million to liabilities. The liability for unrecognized tax benefits is recorded in income taxes payable and other long-term liabilities in the condensed consolidated balance sheet. Included in the balance of unrecognized tax benefits at January 1, 2007 and September 30, 2007 are $1.5 million of tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2007, the Company had unrecognized tax benefits of $6.1 million. During the third quarter of 2007, the Company completed its calculations for a tax return filing in a foreign jurisdiction, and in doing so has changed its estimate of its unrecognized tax benefit in the foreign jurisdiction. As a result of the change in estimate, the Company has decreased its FIN 48 liability by $2.9 million, and has correspondingly decreased its deferred tax asset for $2.9 million related to the foreign tax credit in the United States. The result of this change in estimate had no impact upon net income. The unrecognized tax benefit balance as of the date of adoption and as of September 30, 2007 also included approximately $7.5 million and $4.6 million, respectively, related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. In addition, the balance of unrecognized tax benefits as of the date of adoption and as of September 30, 2007 included approximately $6.4 million and $3.5 million, respectively, related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months as a result of ongoing activities to resolve uncertainty with respect to the Company’s tax obligations in foreign jurisdictions; however, quantification of an estimated range cannot be made at this time.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007, the total amount of accrued income tax-related interest and penalties before tax benefits was $638,000. During the three and nine months ended September 30, 2007, an additional $308,000 and $568,000, respectively, of interest and penalties before tax benefits was accrued.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. With few exceptions, the Company is no longer subject to examination for its U.S. Federal and state, foreign and local jurisdictions for years prior to 2003. The Internal Revenue Service completed its examination of the Company’s Federal consolidated tax returns for 2004 and 2005 and issued a “no change” letter.

Note 9. Deferred Revenues and Deferred Costs

In the second quarter of 2005, the Company entered into a contract with a total value of $31.8 million with the National Electoral Council of Venezuela (“CNE”). The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and services. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the November 8, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because vendor specific objective evidence (“VSOE”) of the maintenance element of this contract did not exist, all revenue in excess of the fair value of the lease component was amortized over the life of the contract upon customer acceptance of all deliverables which was received in the second quarter of 2006. Revenues recognized under the arrangement with the CNE were zero and $14.0 million for the three and nine months ended September 30, 2007, respectively. Deferred revenue related to the CNE contract was $11.8 million and zero as of December 31, 2006 and September 30, 2007, respectively.

In October 2005, the Company entered into an initial contract and several follow-on orders with the Royal Canadian Mounted Police (the “RCMP”) to replace an AFIS in conjunction with the RCMP’s Real Time Identification Project. Revenues recognized under the arrangement with the RCMP were $812,000 and $8.5 million for the three and nine months ended September 30, 2007, respectively. Deferred revenue related to the RCMP contract was $6.8 million and $77,000 as of December 31, 2006 and September 30, 2007, respectively. Deferred costs related to the RCMP contract are included in inventory and will be recognized as the related services are delivered.

Note 10. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended September 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$13,899	$125	$19	$4,356	$18,399
Maintenance and services revenues	4,241	411	110	214	4,976

Total	$18,140	$536	$129	$4,570	$23,375

	Three months ended September 30, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$9,674	$69	$345	$5,928	$16,016
Maintenance and services revenues	5,608	646	238	4	6,496

Total	$15,282	$715	$583	$5,932	$22,512

	Nine months ended September 30, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$33,521	$2,361	$1,883	$4,821	$42,586
Maintenance and services revenues	14,370	1,271	475	621	16,737

Total	$47,891	$3,632	$2,358	$5,442	$59,323

	Nine months ended September 30, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$54,211	$2,863	$522	$8,118	$65,714
Maintenance and services revenues	15,529	1,751	699	226	18,205

Total	$69,740	$4,614	$1,221	$8,344	$83,919

At December 31, 2006 and September 30, 2007, the Company’s property and equipment and intangible assets, net of accumulated depreciation and amortization in the United States and in other countries was as follows (in thousands):

	December 31, 2006	September 30, 2007
Property and equipment, net of accumulated depreciation in the United States	$31,433	$32,043
Property and equipment, net of accumulated depreciation in other countries	1,441	1,433

	$32,874	$33,476

Intangible assets, net of accumulated amortization in the United States	$500	$388

Note 11. Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, which are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

In April 2005, the Company initiated a lawsuit against Northrop Grumman, in California state court (COGENT SYSTEMS, INC., vs. NORTHROP GRUMMAN CORPORATION, NORTHROP GRUMMAN INFORMATION TECHNOLOGY OVERSEAS, INC., et al., Superior Court of the State of California, In and For the County of Los Angeles, Case No. BC 332199), based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. As of September 30, 2007, the Company had incurred $14.4 million in legal expenses related to this action, including $10.5 million incurred in the nine months ended September 30, 2007. On September 10, 2007, the Company and Northrop Grumman Corporation announced their agreement to settle the lawsuit. Under the terms of the agreement, Northrop Grumman agreed to pay Cogent $25 million to settle the litigation and $15 million for a non-exclusive license to use specified Cogent AFIS Software in certain existing programs, including IDENT1, a biometric based identification system in the U.K. In addition, Northrop Grumman and the Company agreed to enter into a five-year research and development, service and products agreement, under which Northrop will pay the Company $20 million for products and services over the term of the agreement. While Cogent and Northrop Grumman have an agreement in principle, the parties are still engaged in the negotiation and execution of definitive agreements. As such, the Company has not yet determined the classification of the amounts to be recorded, nor the timing of recognition. The Company will make such determinations upon a review and analysis of final signed definitive agreements.

Note 12. Stock Repurchase Program

In October 2007, the Company’s Board of Directors authorized a program to repurchase shares of Cogent’s common stock. Acting pursuant to this approval, the Company announced on November 1, 2007 that it may repurchase up to $100 million of shares over a period of 12 months following that announcement. The shares are to be purchased in the open market or in privately negotiated transactions in accordance with the requirements of the SEC, and subject to market conditions, applicable legal requirements and other factors. The repurchase of shares will be made using the Company’s cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts and the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government. As a result of new core customers added since the beginning of 2006, in the nine months ended September 30, 2007, we recorded revenue from an increased number of customers. We believe that this improved customer diversity will result in more consistent quarterly performance in 2007, as compared to prior years when our quarterly results often fluctuated due to the spending patterns of the DHS and the CNE, who have historically been our two largest customers. Further, we believe that we are positioned to experience an increase in revenues in 2007 over 2006 levels.

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

The most significant portion of our revenues since the fourth quarter of 2003 has arisen from increased demand by the DHS and the CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national, regional and local elections. We anticipate that the DHS will account for a significant portion of our revenues for the foreseeable future. Our most recent arrangement with the CNE was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007. We do not have any long-term contracts with any of our customers, including the DHS for the sale of our products, and our future sales will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the DHS could cause our revenues to fall short of our expectations.

We also expect to experience continued demand from a number of other governments as they deploy AFIS solutions in elections, at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, in Canada we have been awarded an initial contract and several follow-on orders, and we believe we may receive additional follow-on orders related to the Royal Canadian Mounted Police (RCMP)’s Real Time Identification Initiative. Another example is our September 2005 contract with the Direction Générale De la Sureté Nationale of Morocco (DGSN) to provide an integrated turn-key AFIS. The quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions in elections, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments in elections and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business. In September 2006, the UKvisas unit of the Secretary of State for the Home Department of the United Kingdom selected Cogent as the supplier of biometric recording and verification software in connection with the U.K. government program to improve immigration control and border integrity (the “UKvisas Contract”). Under the four year “framework agreement”, Cogent will provide technology to be used at embassy and visa application centers worldwide to capture fingerprint and facial recognition biometric data on an order by order basis. Cogent is also providing software consulting, help desk, and incident management services. Other U.K government agencies will be able to purchase products and services under the framework agreement as well.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of product revenues consists principally of compensation costs incurred in designing, integrating, installing and customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and subcontractor costs. A substantial portion of these costs is comprised of the costs of components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs and training and professional service expenses, including compensation. Cost of revenues also includes share-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and our resale of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

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

In April 2005, we initiated a lawsuit against Northrop Grumman, based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. On September 10, 2007 we announced that we had reached an agreement to settle this lawsuit. Under the terms of the agreement, Northrop Grumman agreed to pay Cogent $25 million to settle the litigation and $15 million for a non-exclusive license to use specified Cogent AFIS Software in certain existing programs, including IDENT1, a biometric based identification system in the U.K. In addition, Northrop Grumman and Cogent agreed to enter into a five-year research and development, service and products agreement, under which Northrop will pay Cogent $20 million for products and services over the term of the agreement. While Cogent and Northrop Grumman have an agreement in principle, the parties are still engaged in the negotiation and execution of definitive agreements. As such, we have not yet determined the classification of the amounts to be recorded, nor the timing of recognition. We will make such determinations upon a review and analysis of final signed definitive agreements.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases” and account for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, we apply the provisions of Emerging Issues Task Force (EITF) 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, we account for these arrangements in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $7.2 million and zero for the three months ended

September 30, 2006 and 2007, respectively, and $9.7 million and $11.8 million for the nine months ended September 30, 2006 and 2007, respectively.

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

Commitments and Contingencies. We periodically evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS 5, “Accounting for Contingencies.” If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of September 30, 2007, our net deferred tax assets were approximately $30.9 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Our effective tax rate for the nine months ended September 30, 2007 was, and we expect our tax rate to continue to be, impacted as a result of research and development tax credits and the disqualifying disposition of incentive stock options. Our effective tax rate may continue to fluctuate from quarter to quarter primarily as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place thus impacting the effective tax rate on a quarterly basis. The benefit resulting from disqualifying dispositions results in a tax deduction on our corporate tax return with no expense recorded in our consolidated financial statements. To the extent we have previously recorded share-based compensation expense related to incentive stock options in our consolidated financial statements, we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

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

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Consolidated Statements of Income Data:
Revenues:
Product revenues	78.7%	71.1%	71.8%	78.3%
Maintenance and services revenues	21.3	28.9	28.2	21.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	42.5	36.2	36.0	34.4
Cost of maintenance and services revenues	6.3	8.7	7.8	6.5

Total cost of revenues	48.8	44.9	43.8	40.9

Gross profit	51.2	55.1	56.2	59.1

Operating expenses:
Research and development	9.0	11.9	10.6	9.3
Selling and marketing	8.4	10.5	9.6	7.7
General and administrative	14.9	25.2	14.9	20.9

Total operating expenses	32.3	47.6	35.1	37.9

Operating income	18.9	7.5	21.1	21.2
Other income:
Interest income	19.9	25.6	20.8	19.7
Other, net	0.1	(0.9)	0.8	0.2

Income before income taxes	38.9	32.2	42.7	41.1
Income tax provision	14.4	13.9	15.6	16.2

Net income	24.5%	18.3%	27.1%	24.9%

Comparison of Results for the three months ended September 30, 2007 and 2006

Revenues. Revenues were $22.5 million for the three months ended September 30, 2007 compared to $23.4 million for the three months ended September 30, 2006. Product revenues were $16.0 million for the three months ended September 30, 2007 compared to $18.4 million for the three months ended September 30, 2006. The $2.4 million decrease in product revenues resulted primarily from a $7.2 million decrease in revenues from the CNE during the three months ended September 30, 2007 compared to the same period in the prior year. The effect of the decrease in revenues from the CNE was partially offset by an aggregate increase in revenues from other customers including the DHS and its logistical partners, the DGSN, the City of Houston and the RCMP of $5.2 million during the three months ended September 30, 2007 as compared to the same period of the prior year.

Maintenance and services revenues increased to $6.5 million for the three months ended September 30, 2007 from $5.0 million for the same period of the prior year. The increase of $1.5 million or 30.5% resulted primarily from the general increase in our base of customers and revenues earned under our recent arrangement to operate and maintain an AFIS used to obtain, transmit, and match finger images for applicants and recipients of food stamp benefits in the state of Texas.

Gross Profit. Gross profit as a percentage of revenues was 55.1% for the three months ended September 30, 2007 compared to 51.2% for the three months ended September 30, 2006. Product gross margins were 49.2% for the three months ended September 30, 2007 compared to 46.0% for the three months ended September 30, 2006. Margins on product revenues were fairly consistent as the mix of products sold remained significantly unchanged during the three months ended September 30, 2007 as compared to the same period of the prior year. Generally, our software intensive solutions have higher margins than hardware and third party equipment components.

Costs of maintenance and service revenues increased $491,000 or 33.5% to $2.0 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. Maintenance and services gross margins decreased to 69.9% during the three months ended September 30, 2007 from 70.6% during the three months ended September 30, 2006.

Research and Development. Research and development expenses increased to $2.7 million, or 11.9% of revenues, for the three months ended September 30, 2007 compared to $2.1 million or 9.0% of revenues for the three months ended September 30, 2006. The increase of $572,000 or 27.3% was primarily due to an increase in salary expense and other labor related costs driven by an increase in headcount in connection with the Company’s effort to develop new products for both its core government and its commercial customers. Our research and development headcount was 113 and 81 as of September 30, 2007 and 2006, respectively.

Selling and Marketing. Selling and marketing expenses were $2.4 million, or 10.5% of revenues, for the three months ended September 30, 2007, compared to $2.0 million, or 8.4% of revenues, for the same period of the prior year. The increase in selling and marketing expenses of $406,000, or 20.8%, was primarily due to an increase in salary expenses and other labor related costs of $257,000 driven by an increase in headcount. In anticipation of a general increase in the number and size of contracts coming up for proposal in the biometric security industry, management instituted a general effort to expand its marketing and business development capabilities during 2007. This effort included an expansion in the Company’s selling and marketing related headcount, including the hiring of several key executives in the U.S., Canada and the U.K. An increase in consulting fees of $142,000, to support business development and proposal activities, also contributed to the increase in selling and marketing expenses during the three months ended September 30, 2007, as compared to the same period of the prior year.

General and Administrative. General and administrative expenses increased to $5.7 million, or 25.2% of revenues, for the three months ended September 30, 2007 compared to $3.5 million or 14.9% of revenues, for the three months ended September 30, 2006. The increase of $2.2 million or 62.5% was primarily due to a $2.4 million increase in legal fees related to our lawsuit with Northrop Grumman. Legal fees incurred in connection with the Company’s legal action against Northrop Grumman were $3.7 million during the three months ended September 30, 2007 compared to $1.3 million for the three months ended September 30, 2006. Our costs associated with the lawsuit increased at an accelerated rate as we approached our scheduled court date in September 2007. On September 10, 2007, we announced the general terms of our settlement agreement with Northrop Grumman.

Interest Income. We earned interest income of $5.8 million during the three months ended September 30, 2007 compared to $4.7 million during the three months ended September 30, 2006. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $3.1 million during the three months ended September 30, 2007 as a result of the net income earned in the period. Our effective tax rate of 43.0% for the three months ended September 30, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $3.4 million, with an effective tax rate of 37.0%, during the three months ended September 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 37.0% for the three months ended September 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 37.0% during the three months ended September 30, 2006 to 43.0% during the three months ended September 30, 2007 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the three months ended September 30, 2007 compared to the same period of the prior year coupled with the income tax-related interest of $308,000 recorded during the three months ended September 30, 2007 in accordance with FIN 48. We expect our effective tax rate may fluctuate from quarter to quarter as a result of disqualifying dispositions that may continue to occur related to incentive stock options currently outstanding and held by our employees. The tax benefit resulting from the disqualifying dispositions of incentive stock options is only recognized when the actual disposition takes place.

Comparison of Results for the nine months ended September 30, 2007 and 2006

Revenues. Revenues were $83.9 million for the nine months ended September 30, 2007 compared to $59.3 million for the nine months ended September 30, 2006. We experienced growth in revenues primarily due to higher revenues from the DHS, as well as contributions from an increasing number of customers, including the DGSN and the RCMP as we continued to diversify our customer base. Product revenues were $65.7 million for the nine months ended September 30, 2007 compared to $42.6 million for the nine months ended September 30, 2006. The $23.1 million increase in product revenues resulted primarily from an aggregate increase of $22.8 million in revenues from the DHS and its logistical partners, the CNE, the RCMP and the DGSN. In addition, revenue contributions from a number of other customers, such as the city of Montreal, the UKvisas, the office of the Attorney General of Ohio, the County of Oakland, Michigan and the County of Sonoma, also contributed to the increase in product revenues during the nine months ended September 30, 2007 compared to the same period in the prior year.

Maintenance and services revenues were $18.2 million for the nine months ended September 30, 2007 compared to $16.7 million for the nine months ended September 30, 2006. An increase of $1.5 million or 8.8% in maintenance and services revenues resulted primarily from the general increase in our base of customers and revenues earned under our recent arrangement to operate and maintain an AFIS used to obtain, transmit, and match finger images for applicants and recipients of food stamp benefits in the state of Texas.

Gross Profit. Gross profit as a percentage of revenues was 59.1% for the nine months ended September 30, 2007 compared to 56.3% for the same period of the prior year. Product gross margins were 56.0% for the nine months ended September 30, 2007 compared to 49.9% for the nine months ended September 30, 2006. The increase in margins on product revenues was primarily due to a change in contract mix. During the nine months ended September 30, 2007, a higher portion of our revenues was recognized on software intensive solutions which typically have higher margins than hardware and third party equipment components. During the same period of the prior year a significant portion of our revenues was earned from AFIS solutions which required significant hardware components.

Maintenance and services gross margins were 70.1% for the nine months ended September 30, 2007 and 72.5% for the nine months ended September 30, 2006. Costs of maintenance and service revenues increased to $5.4 million for the nine months ended September 30, 2007 from $4.6 million for the nine months ended September 30, 2006. As our customer base continues to diversify and grow we have increased the number of personnel engaged in providing maintenance and engineering services, contributing to the decrease in maintenance and services gross margins.

Research and Development. Research and development expenses increased to $7.8 million, or 9.3% of revenues, for the nine months ended September 30, 2007 compared to $6.3 million, or 10.6% of revenues for the nine months ended September 30, 2006. The increase of $1.5 million or 23.1% was primarily due to an increase in salary expense and other labor related costs driven by an increase in headcount. Our research and development headcount was 113 and 81 as of September 30, 2007 and 2006, respectively.

Selling and Marketing. Selling and marketing expenses were $6.4 million, or 7.7% of revenues, for the nine months ended September 30, 2007 compared to $5.7 million, or 9.6% of revenues, for the nine months ended September 30, 2006. The increase in selling and marketing expenses of $722,000 or 12.7%, was primarily due to an increase in salary expenses and other labor related costs of $638,000 driven by an increase in headcount, including the hiring of several key executives in the U.S., Canada and the U.K. The effect of the increase in salary expenses was partially offset by a reduction in share based compensation of $377,000. An increase in consulting fees of $331,000, to support business development and proposal activities, also contributed to the increase in selling and marketing expenses during the nine months ended September 30, 2007, as compared to the same period of the prior year.

General and Administrative. General and administrative expenses increased to $17.5 million, or 20.9% of revenues, for the nine months ended September 30, 2007 compared to $8.9 million, or 14.9% of revenues, for the nine months ended September 30, 2006. The $8.6 million increase was primarily due to an $8.4 million increase in legal fees related to our lawsuit against Northrop Grumman. Legal fees associated with the action were $10.5 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. Our costs associated with the lawsuit increased at an accelerated rate as we approached our scheduled court date in September 2007. On September 10, 2007, we announced the general terms of our settlement agreement with Northrop Grumman.

Interest Income. We earned interest income of $16.5 million during the nine months ended September 30, 2007 compared to $12.3 million during the nine months ended September 30, 2006. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances as a result of net cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $13.6 million during the nine months ended September 30, 2007 as a result of the net income earned in the period. Our effective tax rate of 39.4% for the nine months ended September 30, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by state research and development credits. We recognized an income tax provision of $9.3 million, with an effective tax rate of 36.6%, during the nine months ended September 30, 2006 as a result of the net income earned in the period. Our effective tax rate of 36.6% for the nine months ended September 30, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 36.6% during the nine months ended September 30, 2006 to 39.4% during the nine months ended September 30, 2007 is primarily due to a significant decrease in disqualifying dispositions of incentive stock options and the associated tax benefit recorded during the nine months ended September 30, 2007 compared to the same period of the prior year coupled with the income tax-related interest of $568,000 recorded during the nine months ended September 30, 2007 in accordance with FIN 48.

Liquidity and Capital Resources

Since our inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of September 30, 2007, we had $22.6 million in cash and cash equivalents and $435.6 million in investments in marketable securities.

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, accounts payable, deferred revenues, inventory and deferred taxes. The effect of these key drivers on our cash from operations for the nine months ended September 30, 2006 and 2007 was as follows:

	Nine Months Ended, September 30,
	2006	2007
Primary Drivers of Cash from Operations
Net income	$16,050	$20,932
Changes in :
Billed accounts receivable	30,022	11,784
Inventory and contract related costs	1,090	10,289
Accounts payable	(116)	4,424
Deferred revenues	(7,578)	(22,077)
Deferred income taxes	8,849	11,411
Net other activity	4,628	3,161

Net cash provided by operating activities	$52,945	$39,924

A substantial portion of our revenues represents sales of multiple element software based solutions. Elements of our software based solutions may be delivered immediately or may be delivered over several years. The timing for the recognition of our revenues, as well as the related costs, is dependent on the nature of the products sold and does not necessarily coincide with cash collections. On the other hand, the timing of cash collections under our arrangements with our customers depends on our customers’ budgeting processes, the length of the arrangement and the competitive bidding process. The increase in accounts payable during the nine months ended September 30, 2007 was primarily due to fees related to our lawsuit with Northrop Grumman. Our costs associated with the lawsuit increased at an accelerated rate as we approached our scheduled court date in September 2007. Deferred revenue balances representing significant customers such as the CNE, the RCMP and the DGSN, as of December 31, 2006, were recognized during the nine months ended September 30, 2007. The reduction in inventory is primarily due to the recognition of the costs associated with those previously deferred revenues. We continue to benefit from substantial deferred tax assets accumulated in prior years. The deferred tax assets represent net operating losses from items such as disqualifying dispositions from stock options exercises, deferred revenue, research and development credits and foreign tax credits. While our net income includes our provision for income taxes at 36.6% and 39.4% of pre-tax income for the nine months ended September 30, 2006 and 2007, respectively, our actual cash expenditures for taxes during the nine months ended September 30, 2006 and 2007 were minimal.

For the nine months ended September 30, 2007 and 2006, net cash used in investing activities was $36.8 million and $43.3 million, respectively. Investing activities consisted of purchases and sales of available-for-sale securities and capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments. Contractual restrictions on $585,000 in cash expired during the nine months ended September 30, 2007.

Cash of $42.3 million and $35.6 million used during the nine months ended September 30, 2006 and 2007, respectively, represented the net increase of investments in marketable securities.

Net cash provided by financing activities of $468,000 during the nine months ended September 30, 2007, represented proceeds collected from the exercise of stock options. Net cash used in financing activities of $3.0 million for the nine months ended September 30, 2006 represented $3.9 million to repurchase shares of our common stock under the stock repurchase program that was announced in August 2006 and expired in February 2007. The effect of the share repurchase was partially offset by proceeds of $834,000 collected from the exercise of stock options.

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

In October 2007, our Board of Directors authorized a program to repurchase shares of our common stock. Acting pursuant to this approval, we announced on November 1, 2007 that we may repurchase up to $100 million of shares over a period of 12 months following that announcement. The shares are to be purchased in the open market or in privately negotiated transactions in accordance with the requirements of the SEC, and subject to market conditions, applicable legal requirements and other factors. The repurchase of shares will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2005, we initiated a lawsuit against Northrop Grumman, in California state court (COGENT SYSTEMS, INC., vs. NORTHROP GRUMMAN CORPORATION, NORTHROP GRUMMAN INFORMATION TECHNOLOGY OVERSEAS, INC., et al., Superior Court of the State of California, In and For the County of Los Angeles, Case No. BC 332199), based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing and unfair competition. As of September 30, 2007, we had incurred $14.4 million in legal expenses related to this action, including $10.5 million incurred in the nine months ended September 30, 2007. On September 10, 2007, we announced our agreement to settle the lawsuit. Under the terms of the agreement, Northrop Grumman agreed to pay Cogent $25 million to settle the litigation and $15 million for a non-exclusive license to use specified Cogent AFIS Software in certain existing programs, including IDENT1, a biometric based identification system in the U.K. In addition we agreed to enter into a five-year research and development, service and products agreement with Northrop Grumman under which Northrop will pay Cogent $20 million for products and services over the term of the agreement. While Cogent and Northrop Grumman have an agreement in principle, the parties are still engaged in the negotiation and execution of definitive agreements.

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

In 2006 and for the nine months ended September 30, 2007, we derived 48% and 42%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. We had three customers that collectively accounted for 42% of revenues during the nine months ended September 30, 2007, including the DHS, the CNE and the RCMP, which accounted for 15%, 17% and 10% of revenues, respectively. For the year ended December 31, 2006, the DHS and the CNE collectively accounted for 48% of revenues, or 11% and 37%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, our significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period. For example, our most recent arrangement with the CNE was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007. We do not have any agreements to sell additional solutions to the CNE.

In 2006 and for the nine months ended September 30, 2007, we derived 42% and 51%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

•	companies that are AFIS component providers, such as Cross Match Technologies, L-1 Identity Solutions;

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 57% of our revenues in 2006 and 50% of our revenues for the nine months ended September 30, 2007 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. Sales to customers in these markets accounted for 98% of our revenues in 2006 and 99% during the nine months ended September 30, 2007. A component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. For example, in April 2005, we initiated a lawsuit against Northrop Grumman which asserted that Northrop caused us harm by misappropriating our trade secrets. We spent a substantial amount of funds in connection with this lawsuit and our management devoted a significant amount of time to this lawsuit.

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

For the year ended December 31, 2006 and for the nine months ended September 30, 2007, revenues outside of the Americas accounted for approximately 14% and 17%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Item 4. Submission of Matters to a Vote of Security Holders

On July 30, 2007, we held our annual stockholders’ meeting, at which our stockholders (i) elected four (4) directors to hold office until the next annual election of directors (ii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007, and (iii) approved an amendment and restatement of the Cogent, Inc. 2004 Equity Incentive Plan to permit certain awards to qualify for exemption under Section 162(m) of the Internal Revenue Code of 1986, as amended, for performance based compensation. The vote on such matters was as follows:

I.	Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
Ming Hsieh	89,278,032	509,422

John C. Bolger	87,830,029	957,425

John P. Stenbit	87,937,338	850,116

Kenneth R. Thornton	88,285,426	502,028

II.	Ratification of Appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes
88,306,552	440,559	40,343	—

III.	To approve an amendment and restatement of the Cogent, Inc. 2004 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
79,960,052	2,447,013	46,320	9,334,069

Item 6. Exhibits

Exhibit Number	Description of Documents

3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4(2)	Amended and Restated Bylaws of the Registrant

4.1(3)	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Registrant’s Current Report on Form 8-K dated November 1, 2004.

(2)	Filed with the Registrant’s Current Report on Form 8-K dated October 29, 2007.

(3)	Filed with the Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-115535) dated September 23, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2007