Form 10-K
period 2007-12-31
Cogent, Inc.
filed 2008-03-03
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑                                                                                                     Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)                     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 29, 2007 (the last trading day in the second calendar quarter of 2007) as reported on the NASDAQ Global Select Market was $507,082,450.*

As of February 15, 2008, there were 95,032,142 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 29, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

COGENT, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2007

TRADEMARKS

We have registered U.S. trademarks for Cogent, Cogent Systems, BlueCheck, Live-ID and PMA. Each trademark, trade name or service mark of another company appearing in this Annual Report on Form 10-K belongs to its holder, and does not belong to us.

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

Overview

We are a leading provider of Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. Our AFIS solutions enable customers to capture fingerprint images electronically, encode fingerprints into searchable files and accurately compare a set of fingerprints to a database of potentially millions of fingerprints in seconds. For over seventeen years, we have researched, designed and developed fingerprint biometric technologies that incorporate advanced concepts in fluid dynamics, neural networks, image enhancement, data mining and massively parallel processing. Our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively achieve what we believe to be industry-leading accuracy rates and performance. We support the latest standards in fingerprint biometrics and have based our systems on cost-effective, industry-standard hardware and software platforms. We are focused on enabling our customers to expand the capabilities of their systems as their biometrics needs evolve.

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

Fingerprints have been, and we believe will continue to be, the most widely used biometric because they are relatively simple to capture, either voluntarily or from latents at crime scenes, are relatively non-intrusive and benefit from a substantial existing infrastructure that employs fingerprints for identification. Governments and law enforcement agencies around the world have already created vast databases of fingerprints and the American National Standard Institute and the National Institute of Standards and Technology have standardized a common format, called ANSI/NIST, which is used to describe, classify and share fingerprints. According to the FBI, its criminal database alone contains the fingerprints of more than 60 million individuals. In addition, the United States Department of Homeland Security database contained the fingerprints of approximately 90 million individuals at the end of 2007. Other organizations throughout the world, including foreign governments and law enforcement agencies, other U.S. government agencies such as the Financial Industry Regulatory Authority and the Department of State, and the approximately 15,000 state and local law enforcement agencies in the United States, also have established large fingerprint databases, and these databases are continuing to grow.

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

Our Solution

We are a leading provider of advanced AFIS and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. For over seventeen years, we have researched, designed, developed and marketed advanced fingerprint biometric technologies and integrated solutions. We believe our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively deploy AFIS solutions that consistently deliver industry leading accuracy rates and performance. Our solutions are designed to be scalable, enabling customers to seamlessly expand the capabilities of their AFIS, and flexible, enabling customers to deploy our AFIS in a variety of operating systems and hardware configurations. As a result, we provide a complete AFIS solution that enables customers to achieve a low total cost of ownership both upon initial deployment and throughout its entire lifecycle. Key benefits of our solutions include:

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

High Accuracy Rates. We believe our solutions enable our AFIS customers to search large databases with industry leading accuracy and performance. In an April 2005 study published by the National Institute of Standards and Technology evaluating the accuracy of 1:1 matching, our solution was rated the most accurate. A key factor in our ability to achieve these accuracy rates is our approach of searching the entire database rather than relying on binning like most other AFIS. As a result, our solutions do not suffer from binning errors. We can more effectively search both flat and rolled prints, which leads to increased accuracy. Moreover, because our software reflects our over seventeen years of research and development on neural network, fluid dynamics and advanced image processing principles, we are able to extract more minutiae from lower quality fingerprints to minimize detection failures and false positives.

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

Products and Services

We offer biometrics solutions to the government sector, which consists of federal, state, local and foreign governments and agencies, including immigration/border control agencies, electoral commissions and law enforcement agencies and the market for other fingerprint biometric solutions, which are emerging applications primarily for the commercial sector. Our products for the government sector are principally AFIS solutions, and our products for the commercial sector, which generated less than 2% of our revenues for 2007, are other fingerprint biometric solutions principally based on our proprietary application specific integrated circuit, or ASIC, technology. At the core of each of our products is our proprietary Image Flow Processing, Data Flow Computing and Information Fusion software.

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

Technology

We developed our proprietary technology through an extensive research and development program focused on innovative algorithms for image processing and biometric identification. These highly complex matching algorithms are the core of our technology, and we have optimized the hardware deployed in our customers’ systems to run these algorithms efficiently. Our engineers have extensive expertise in matching algorithms, image enhancement, image compression, fuzzy mathematics, morphology, neural networks, security, encryption, communications, data mining and data fusion. By leveraging this expertise over our seventeen year history, we have developed advanced algorithms for statistical pattern recognition, structural pattern recognition, random process modeling and error and distortion modeling.

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

Customers

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. The table below indicates the percentage of our total revenues from customers from whom we derived at least 10% of our revenues for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
Percentage of Revenues	2005	2006	2007
DHS	31%	11%	12%
CNE	38%	37%	13%

Our most recent arrangement with the National Electoral Council of Venezuela, or CNE, was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007.

Sales and Marketing

We market our AFIS solutions and other fingerprint biometrics solutions directly to end-users and indirectly through prime contractors. We market our proprietary ASIC device indirectly through OEMs, resellers and distributors. As of December 31, 2007, we employed 31 individuals who were involved in our sales and marketing efforts.

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

Most component parts used in our products are standard off-the-shelf items, which are, or can be, purchased from two or more sources. In addition to Samsung, IBM and Hewlett-Packard, we utilize products from suppliers such as Sun Microsystems and Dell Computer, which provide computer workstations, L-1 Identity Solutions and Cross Match Technologies, which provide live-scans, Oracle, Informix, Sybase and Microsoft, who supply database software and UPEK, Validity and Atmel, who supply sensors. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could disrupt our ability to meet customer demands or reduce our gross margins.

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

•

prime government contractors that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

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

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog also includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2006 and 2007, our total backlog was $122 million and $140.1 million, respectively. Approximately $70.0 million of backlog is not expected to be filled in 2008. We cannot assure you that we will realize revenue from our entire backlog or as to timing thereof.

In 2007, we derived 57% of our revenues from the sale of our solutions either directly or indirectly to U.S. government agencies pursuant to government contracts. Many of these contracts are subject to re-negotiation, budget constraints and termination at the option of the customer. In addition, a significant portion of our revenue is not recognized upon shipment, but is recognized only upon customer acceptance of our systems or over the term of our contracts under the percentage-of-completion method.

Research and Development

We engage in substantial research and development to advance our core products and develop new products. We conduct research on algorithm development, hardware development, system engineering and architecture, industry standards, technology integration, user productivity features and performance enhancement. We also invest substantial resources in commercializing the technology that we develop in our research and development efforts into products that meet the needs of our customers. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Our research and development expense was $8.9 million in 2005, $8.6 million in 2006 and $10.6 million in 2007.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. The core technology used in our products and solutions is not the subject of any patent or copyright protection. We have two issued patents on technology related to optical sensors and image reconstructions for the commercial markets, and have two pending patent applications related to our Data Flow and Information Fusion technology. We also rely primarily on a portfolio of intellectual property rights, both foreign and domestic, including trade secrets, trademarks, contractual provisions, patent applications and licenses to protect our intellectual property. Our registered trademarks relate to Cogent, Cogent Systems, BlueCheck, Live-ID and PMA.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, would result in significant expense to us and divert the efforts of our technical and management personnel. For example, in April 2005 we initiated a lawsuit against Northrop Grumman which asserted that Northrop caused us harm by misappropriating our trade secrets. Our management devoted a significant amount of time to, and we spent a significant amount of funds in connection with, this lawsuit, which was settled in 2007.

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

Employees

As of December 31, 2007, we employed 260 full-time employees, including 119 in research and development, 88 in operations and engineering services, 31 in sales and marketing and 22 in general and administration. We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

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

In 2006 and 2007, we derived 48% and 25%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2006, the DHS and the CNE collectively accounted for 48% of revenues, or 11% and 37%, respectively. In 2007, the DHS and the CNE collectively accounted for 25% of revenues, or 12% and 13%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, our significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period. For example, our most recent arrangement with the CNE was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007. We do not have any agreements to sell additional solutions to the CNE.

In 2006 and 2007, we derived 42% and 57%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•

diversified technology providers such as Motorola. (through its Motorola Biometrics Solutions division), NEC and Safran Group (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies and L-1 Identity Solutions;

•

prime government contractors that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 57% of our revenues in 2006 and 42% of our revenues in 2007 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. Sales to customers in these markets accounted for 98% of our revenues in 2006 and in 2007. A component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

Termination of all or some of our backlog of orders could negatively affect our sales.

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2006 and 2007, our total backlog was $122 million and $140.1 million, respectively. Approximately $70.0 million of backlog is not expected to be filled in 2008.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such litigation, whether or not it is ultimately resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. For example, in April 2005 we initiated a lawsuit against Northrop Grumman which asserted that Northrop caused us harm by misappropriating our trade secrets. Our management devoted a significant amount of time to, and we spent a significant amount of funds in connection with, this lawsuit, which was settled in 2007.

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

Ming Hsieh, our Chief Executive Officer, controlled a majority of our outstanding common stock as of December 31, 2007. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the NASDAQ corporate governance rules, and therefore we are entitled to exemptions from certain of the NASDAQ corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these NASDAQ corporate governance requirements.

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

During each of the years ended December 31, 2006 and December 31, 2007, revenues outside of the Americas accounted for approximately 14% and 17%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupy approximately 20,074 square feet in South Pasadena, California in a building we purchased in 1997. We also lease properties in Reston, Virginia, Dublin, Ohio, Austin Texas, London, U.K., Vienna, Austria, Taipei, Taiwan, Beijing, China and Ontario, Canada for use as local project management and business development offices. The size and location of these properties changes from time to time based on business requirements. We lease a manufacturing facility in Shenzhen, China. In October 2005, we purchased a 151,000 square foot facility in Pasadena, California, which we expect will eventually house our corporate headquarters. With this facility we believe our space is adequate for current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings

In April 2005, we initiated a lawsuit against Northrop Grumman in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition (the “Action”). On December 5, 2007, we and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, which is effective as of September 5, 2007, we and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement Agreement, Northrop agreed to pay us $25 million, of which $15 million was paid in January 2008 and $10 million is to be paid in January 2009. Further, we and Northrop have entered into (i) a software license agreement, pursuant to which Northrop will pay us $15 million over three years for a non-exclusive license to use certain of our automated fingerprint identification software in certain existing programs, including IDENT1; (ii) a five-year research and development, service and products agreement, under which Northrop will pay us $20 million for products and services over the term of the agreement; and (iii) a strategic alliance agreement with a term of three years.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	Common Stock Price
	High	Low
Fiscal Year 2006
First Quarter 2006	$27.00	$17.92
Second Quarter 2006	18.50	13.70
Third Quarter 2006	15.49	10.11
Fourth Quarter 2006	14.80	10.10
Fiscal Year 2007
First Quarter 2007	$13.98	$10.17
Second Quarter 2007	15.62	12.92
Third Quarter 2007	17.02	12.71
Fourth Quarter 2007	17.00	10.20

As of February 15, 2008, there were 22 holders of record of our common stock. On February 15, 2008, the last sale price reported on the NASDAQ Global Select Market for our common stock was $10.01 per share.

We did not declare or pay any cash dividends on our common stock during our fiscal years ended December 31, 2006 and 2007. We do not anticipate paying dividends on our common stock for at least the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition and other factors as the board of directors, in its discretion, deems relevant.

Issuer Purchases of Securities

The following table summarizes the Company’s purchases of common stock during the fourth quarter of the year ended December 31, 2007:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	—	$—	—	$—
November 1, 2007 – November 30, 2007	1,142,302	12.13	1,142,302	86,149,469
December 1, 2007 – December 31, 2007	—	—	—	—

Total	1,142,302	$12.13	1,142,302	$86,149,469

(1)

On November 1, 2007 we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007, we may repurchase up to $100 million of our common stock. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. The program will terminate on October 29,

2008. We are not obligated to purchase any shares. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases under the program can be discontinued at any time our management feels additional purchases are not warranted. As part of our stock repurchase program, on November 30, 2007 we entered into a stock repurchase agreement with Morgan Stanley & Co. (the “November 2007 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on December 4, 2007, up to $25 million of shares of our common stock. The November 2007 repurchase agreement will terminate on October 29, 2008, unless terminated earlier pursuant to its terms. No purchases were made under the November 2007 repurchase agreement during the fourth quarter of the year ended December 31, 2007; however, in January 2008 we repurchased 1,789,681 shares at an average price per share of $9.61 under the November 2007 repurchase agreement, and as of January 31, 2008 the authorized amount remaining available under our repurchase program for share repurchases was $68.9 million. Further, pursuant to our repurchase program, on February 28, 2008 we entered into an additional stock repurchase agreement with Morgan Stanley (the “February 2008 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on the date after the full $25 million of our shares is repurchased under the November 2007 repurchase agreement, up to an additional $20 million of shares of our common stock. The February 2008 repurchase agreement will terminate on October 29, 2008, unless terminated earlier pursuant to its terms.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2006 and 2007 and the selected consolidated statement of income data for each of the three years in the period ended December 31, 2007, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005 and selected consolidated statement of income data for the years ended December 31, 2003 and 2004 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Statements of Income Data:
Revenues:
Product revenues	$24,911	$74,698	$141,649	$79,055	$80,572
Maintenance and services revenues	7,268	12,990	18,240	22,602	25,222

Total revenues	32,179	87,688	159,889	101,657	105,794

Cost of revenues:
Cost of product revenues (1)	7,981	25,723	53,308	37,455	33,081
Cost of maintenance and services revenues (1)	2,256	4,104	4,997	6,252	7,615

Total cost of revenues	10,237	29,827	58,305	43,707	40,696

Gross profit	21,942	57,861	101,584	57,950	65,098

Operating expenses:
Research and development (1)	6,350	8,303	8,908	8,627	10,625
Selling and marketing (1)	3,173	5,384	7,543	7,974	9,382
General and administrative (1)	2,044	10,764	10,152	13,031	19,927

Total operating expenses	11,567	24,451	26,603	29,632	39,934

Operating income	10,375	33,410	74,981	28,318	25,164
Other income (expense):
Interest income	120	1,144	9,050	17,325	22,132
Other, net	(48)	1,599	518	441	(117)

Total other income	72	2,743	9,568	17,766	22,015

Income before income taxes and equity in losses of investee and impairment of equity investment	10,447	36,153	84,549	46,084	47,179
Income tax provision (benefit)	577	(6,428)	19,263	16,356	18,537
Equity in losses of investee	(246)	—	—	—	—
Impairment of equity investment	(435)	—	—	—	—

Net income	$9,189	$42,581	$65,286	$29,728	$28,642

(1)	Includes share based compensation expense as follows:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Cost of product revenues	$100	$172	$246	$307	$332
Cost of maintenance and services revenues	205	497	444	471	320
Research and development	663	1,413	1,751	650	350
Selling and marketing	421	1,558	1,483	1,387	919
General and administrative	58	6,788	2,154	1,641	804

	$1,447	$10,428	$6,078	$4,456	$2,725

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Net income per share (2):
Basic	$0.15	$0.65	$0.74	$0.32	$0.30

Diluted	$0.14	$0.56	$0.69	$0.31	$0.30

Weighted average number of shares used in per share calculations:
Basic	60,000	65,617	88,403	94,051	94,223

Diluted	67,853	75,817	94,053	96,037	95,837

Pro forma net income data(3):
Income before income taxes and after equity in losses of investee and impairment of equity investment, as reported	$9,766	$36,153
Pro forma provision (credit) for income taxes	4,123	14,837

Pro forma net income	$5,643	$21,316

Pro forma net income per share
Basic	$0.09	$0.32

Diluted	$0.08	$0.28

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,457	$27,004	$19,805	$18,801	$8,955
Investments in marketable securities	—	195,719	330,795	395,425	435,352
Working capital	20,228	187,546	359,190	365,330	374,736
Total debt	—	—	—	—	—
Total assets	37,655	300,894	513,265	540,941	551,188
Deferred revenue	15,264	68,429	45,158	37,504	27,648
Total stockholders’ equity	19,716	222,064	458,612	490,559	510,216

(2)	See Note 1 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.
(3)	Prior to the termination of our S Corporation status, we were exempt from paying federal income taxes and have paid certain state income taxes at a reduced rate because of our S Corporation status. Our S Corporation status terminated effective September 22, 2004. Pro forma net income data reflects the income tax expense that would have been recorded had we not been exempt from paying taxes under the S Corporation election.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, (“AFIS”), and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts, the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government. In 2007 our revenues improved over 2006 levels as we recorded revenue from an increased number of customers. We believe that we are positioned to experience an increase in revenues in 2008 over 2007 levels as we expect to recognize revenue from previously announced contracts with customers including Morocco, Spain, Maryland, Hong Kong, Egypt and the DHS, as well as from new contracts with core customers such as the DHS, the County of Los Angeles and various programs in Europe.

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

The most significant portion of our revenues since the fourth quarter of 2003 has arisen from increased demand by the DHS and the CNE for our AFIS solutions. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program, and the CNE uses our solutions for national, regional and local elections. We anticipate that the DHS will account for a significant portion of our revenues for the foreseeable future. Our most recent arrangement with the CNE was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the DHS could cause our revenues to fall short of our expectations.

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

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of product revenues consists principally of compensation costs incurred in designing, integrating, installing and customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and utilizing subcontractors. A substantial portion of these costs represents components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs and training and professional service expenses, including compensation. Cost of revenues also includes share-based compensation allocable to personnel performing services related to cost of revenues. We expect our gross margin to be affected by many factors, including our mix of products and the amount of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

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

In April 2005, we initiated a lawsuit against Northrop Grumman (“Northrop”) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition (the “Action”). In December 2007, we and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims, which was effective as of September 5, 2007, pursuant to which we and Northrop formally settled and released all claims and causes of action alleged in the Action. In the year ended December 31, 2007 we incurred $10.8 million in legal fees relating to the Action. No revenue or other income was recognized from the settlement agreement in 2007. We have not yet determined the accounting treatment including the income statement classification of amounts to be received under the Settlement Agreement.

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

We consider the following accounting estimates to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	commitments and contingencies;

•	allowance for doubtful accounts;

•	investments in marketable securities;

•	accounting for taxes; and

•	accounting for share-based compensation.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $44.3 million, $16.9 million and $11.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Deferred Revenue. Our deferred revenue balance results primarily from payments received from customers in advance of recognition of the related revenue and, to a lesser extent, from invoicing of customers prior to recognition of the related revenue. Certain customers make upfront payments resulting in cash collected prior to our recognition of revenue. These payments can be significant. We record this upfront payment as deferred revenue and reduce the deferred revenue balance as revenue is recognized. As a result, our deferred revenue balance fluctuates from quarter to quarter because it is a function of the timing of (i) the receipt of cash payments from those customers who pay in advance of revenue recognition, (ii) invoicing of customers in advance of revenue recognition and (iii) amortization of deferred revenues into revenues. Deferred revenues also consist of payments received in advance from our customers for maintenance agreements, under which revenues are recognized ratably over the term of the maintenance period. However, the fluctuation in the deferred revenue balance from quarter to quarter is generally not significantly affected by the deferred maintenance revenue. Because the mix of customers who pay or are invoiced in advance of revenue recognition changes from period to period, fluctuations in our deferred revenue balance are not a reliable indicator of total revenue to be recognized in any future period. Our cash flow from operations is also affected each quarter as a result of fluctuations in the deferred revenue balance.

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

Investments in Marketable Securities. Our investments in marketable securities consist primarily of money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds and corporate bonds and notes. We account for our investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (FAS 115). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss), respectively. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (OCI) as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written off to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in OCI. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

As of December 31, 2007, our investments included $17.9 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. Accordingly, the investments are typically classified as current and available for sale investments and included in current assets on our consolidated balance sheet.

Subsequent to December 31, 2007, we liquidated $11.0 million of our auction rate securities in successful auctions and purchased additional auction rate securities valued at $2.0 million. As of February 22, 2008, we held $8.9 million in auction rate securities. Recent uncertainties in the credit markets have prevented us and other investors from liquidating investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve. As a result of the timing of the recent auction failures beginning in February 2008, we are uncertain as to the current fair market value of the auction rate securities we hold. Based on the fair market value of the auction rate securities and an analysis of other-than-temporary impairment factors, including, but not limited to, whether the credit ratings of the issuers or the insurers deteriorate, or the collateral of the securities deteriorates, we may be required to reflect a write-down of certain of our auction rate securities in the first quarter of 2008 as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of December 31, 2007, our net deferred tax assets were $26.1 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

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

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Year Ended December 31,
	2005	2006	2007
Revenues:
Product revenues	88.6%	77.8%	76.2%
Maintenance and services revenues	11.4	22.2	23.8

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	33.4	36.8	31.3
Cost of maintenance and services revenues	3.1	6.2	7.2

Total cost of revenues	36.5	43.0	38.5

Gross profit	63.5	57.0	61.5

Operating expenses:
Research and development	5.6	8.5	10.0
Selling and marketing	4.7	7.8	8.9
General and administrative	6.3	12.8	18.8

Total operating expenses	16.6	29.1	37.7

Operating income	46.9	27.9	23.8
Income before income taxes	52.9	45.3	44.6
Income tax provision	12.0	16.1	17.5

Net income	40.8%	29.2%	27.1%

Comparison of Results for the Years Ended December 31, 2006 and 2007

Revenues. Revenues were $105.8 million for the year ended December 31, 2007 compared to $101.7 million for the year ended December 31, 2006. Product revenues were consistent at $80.6 million for the year ended

December 31, 2007 and $79.1 million for the year ended December 31, 2006. In the year ended December 31, 2007, product revenues were affected by an aggregate increase of $26.9 million in revenues from the DHS and its logistical partners, the RCMP, the DGSN, the UkVisas Project and the Attorney General of Ohio, as well as a $23.8 million decrease in product revenues from the CNE, primarily due to the completion of contracts under which we provided AFIS solutions to the CNE.

Maintenance and services revenues increased to $25.2 million for the year ended December 31, 2007 from $22.6 million for the year ended December 31, 2006. The increase of $2.6 million or 11.6% was due to an increase in maintenance renewals and engineering services associated with product sales in prior periods, as well as revenues earned under our recent arrangement to operate and maintain an AFIS used to obtain, transmit, and match finger images for applicants and recipients of food stamp benefits in the State of Texas.

Gross Profit. Gross profit as a percentage of revenues was 61.5% for the year ended December 31, 2007 compared to 57.0% for the same period of the prior year. Product gross margins were 58.9% for the year ended December 31, 2007 compared to 52.6% for the year ended December 31, 2006. The improvement in margins on product revenues was primarily due to a change in the mix of products sold during 2007. During 2006 we recognized a significant portion of our revenues from provision of hardware intensive AFIS solutions, which typically have lower margins. A larger portion of our 2007 revenues represented software intensive solutions which typically carry higher margins.

Costs of maintenance and service revenues increased to $7.6 million for the year ended December 31, 2007 from $6.3 million for the year ended December 31, 2006. Maintenance and services gross margins decreased from 72.3% in 2006 to 69.8% in 2007. The increase in costs of maintenance and services was primarily due to an increase in the number of personnel engaged in providing maintenance and engineering services from 19 at December 31, 2006 to 22 at December 31, 2007.

Research and Development. Research and development expenses increased to $10.6 million, or 10.0% of revenues, for the year ended December 31, 2007 compared to $8.6 million, or 8.5% of revenues for the year ended December 31, 2006. The increase of $2.0 million or 23.2% was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount. Our research and development related headcount increased 40% to 119 as of December 31, 2007 from 85 as of December 31, 2006.

Selling and Marketing. Selling and marketing expenses increased to $9.4 million or 8.9% of revenues for the year ended December 31, 2007, compared to $8.0 million, or 7.8% of revenues, for the year ended December 31, 2006. The increase in selling and marketing expenses of $1.4 million or 17.7% was primarily due to an increase in salary expenses and other labor related costs of $928,000 driven by an increase in headcount from 20 at December 31, 2006 to 31 at December 31, 2007. In anticipation of a general increase in the number and size of contracts coming up for proposal in the biometric security industry, management instituted an effort to expand its marketing and business development capabilities during 2007. This effort included an expansion in our selling and marketing related headcount, including the hiring of several key executives in the U.S., Canada and the U.K. An increase in consulting fees of $548,000, to support business development and proposal activities, also contributed to the increase in selling and marketing expenses during the year ended December 31, 2007, as compared to the same period of the prior year.

General and Administrative. General and administrative expenses increased to $19.9 million, or 18.8% of revenues, for the year ended December 31, 2007 compared to $13.0 million, or 12.8% of revenues, for the year ended December 31, 2006. The $6.9 million or 52.9% increase was due to a $6.9 million increase in legal fees related to our lawsuit against Northrop Grumman. Legal fees incurred in connection with the Company’s legal action against Northrop Grumman were $10.8 million during the year ended December 31, 2007 compared to $3.9 million for the year ended December 31, 2006.

Interest Income. We earned interest income of $22.1 million during the year ended December 31, 2007 compared to $17.3 million during the year ended December 31, 2006. The increase in interest income of $4.8 million or 27.7% was primarily due to higher interest rates and higher cash and investment balances as a result cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $18.5 million during the year ended December 31, 2007 as a result of the net income earned in the period. Our effective tax rate of 39.3% for the year ended December 31, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by federal and state research and development credits. We recognized an income tax provision of $16.4 million, with an effective tax rate of 35.5%, during the year ended December 31, 2006 as a result of the net income earned in the period. Our effective tax rate of 35.5% for the year ended December 31, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 35.5% during the year ended December 31, 2006 to 39.3% during the year ended December 31, 2007 is primarily due to the repeal of the Extraterritorial Income Exclusion and a significant decrease in our research and development tax credits coupled with the income tax-related interest and penalties of $552,000 recorded during the year ended December 31, 2007 in accordance with FIN 48.

Comparison of Results for the Years Ended December 31, 2005 and 2006

Revenues. Revenues were $101.7 million for the year ended December 31, 2006 compared to $159.9 million for the year ended December 31, 2005. Product revenues were $79.1 million for the year ended December 31, 2006 compared to $141.6 million for the year ended December 31, 2005. The $62.6 million decrease in product revenues resulted primarily from decreases of $38.4 million and $22.4 million in revenues generated from the DHS and the CNE, respectively. The decrease in revenues from the DHS was primarily due to slowdowns in the procurement process at the U.S. government. The decrease in revenue from the CNE was primarily attributed to the completion of contracts under which we provided AFIS solutions to the CNE.

Maintenance and services revenues increased to $22.6 million for the year ended December 31, 2006 from $18.2 million for the year ended December 31, 2005. The $4.4 million, or 24%, increase in maintenance revenues was due to an increase in maintenance renewals and engineering services associated with product sales in prior periods.

Gross Profit. Gross profit as a percentage of revenues was 57.0% for the year ended December 31, 2006 compared to 63.5% for the same period of the prior year. Product gross margins were 52.6% for the year ended December 31, 2006 compared to 62.4% for the year ended December 31, 2005. The decrease in margins on product revenues was primarily due to contract mix and the allocation of fixed overhead costs over a lower revenue base. During the year ended December 31, 2006 we recognized a significant portion of our revenues from AFIS solutions that required a large portion of hardware components. These arrangements typically have lower margins than our more software intensive solutions.

Costs of maintenance and service revenues increased to $6.3 million for the year ended December 31, 2006 from $5.0 million for the year ended December 31, 2005. Maintenance and services gross margins were consistent at 72%. The increase in costs of maintenance and service revenues was primarily due to an increase in headcount assigned to the provision of maintenance and services to our customers as a result of the aforementioned increase in maintenance and engineering services revenues.

Research and Development. Research and development expenses decreased to $8.6 million, or 8.5% of revenues, for the year ended December 31, 2006 compared to $8.9 million, or 5.6% of revenues for the year ended December 31, 2005. The $281,000 decrease was due to a reduction of $1.1 million in share based compensation expense, partially offset by an increase in salary expense of $679,000 as a result of an increase in headcount. Reductions in compensation costs were further offset by increases in supplies, occupancy costs and travel expenses incurred in the development of our products.

Selling and Marketing. Selling and marketing expenses were $8.0 million, or 7.8% of revenues, for the year ended December 31, 2006 and $7.5 million, or 4.7% of revenues, for the year ended December 31, 2005. The $431,000 increase was primarily due to an increase in salary expense of $793,000 driven by an increase in headcount. This increase was offset by a decrease in consulting fees of $322,000 as many of the tasks performed by consultants in the year ended December 31, 2005 were performed by Cogent personnel in the year ended December 31, 2006.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of December 31, 2007, we had $9.0 million in cash and cash equivalents and $435.4 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, accounts payable and accrued expenses, deferred revenues and inventory. The accumulation of $64.8 million in tax benefits from stock option transactions during the year ended December 31, 2005 and the subsequent utilization of those benefits during the years ended December 31, 2006 and 2007 reduced our cash expenditures for income taxes to minimal amounts for the years ended December 31, 2006 and 2007. The effect of these key drivers on our cash provided by operations for the years ended December 31, 2005, 2006 and 2007 was as follows:

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$65,286	$29,728	$28,642
Tax benefit from stock option transactions	64,765	(206)	—
Changes in:
Billed and unbilled accounts receivable	(30,319)	18,484	(5,535)
Inventory and contract related costs	17,831	1,097	8,057
Prepaid expenses and other current assets	(5,546)	4,439	96
Accounts payable and accrued expenses	4,552	(636)	1,741
Deferred revenues	(23,271)	(7,654)	(9,878)
Deferred income taxes and taxes payable	(45,983)	15,264	15,286
Net other activity	7,254	4,166	(2,288)

Net cash provided by operating activities	$54,569	$64,682	$36,121

A substantial portion of our revenues represents sales of multiple element software based solutions. Elements of our software based solutions may be delivered immediately or may be delivered over several years. The timing for the recognition of our revenues, and the related costs, is dependent on the nature of the products and services sold and does not necessarily coincide with cash collections. On the other hand, the timing of cash collections depends on our customers’ budgeting processes, the length and terms of each arrangement and the competitive bidding process.

Deferred revenue balances, as of December 31, 2006, representing cash collected from significant customers such as the CNE, the RCMP and a large domestic customer were recognized during the year ended December 31, 2007. The $9.9 million net reduction in deferred revenues during the year ended December 31, 2007 was primarily due to the recognition of revenues as the corresponding products and services were delivered to these customers. The reduction in deferred revenues during 2006 and 2005 represented the recognition of contract proceeds which were collected from the CNE and a large domestic customer in previous periods. The increase in cash, from the utilization of inventories, represented the recognition of the costs concurrent with the recognition of the previously deferred revenues.

Our effective tax rates have been impacted by the disqualifying disposition of incentive stock options and research and development tax credits. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. We recorded a tax benefit from stock option transactions of $64.8 million as a result of the disqualifying dispositions of incentive stock options during the year ended December 31, 2005. During the years ended December 31, 2006 and 2007, we continued to benefit from the deferred tax assets accumulated in prior years. While our net income includes our provision for income taxes at 35.5% and 39.3% of pre-tax income for years ended December 31, 2006 and 2007, respectively, our actual cash expenditures for taxes during the years then ended were minimal. Disqualifying dispositions were greatly reduced in the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Cash used in Investing Activities

Net cash used in investing activities was $163.3 million, $62.8 million, and $35.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. Investing activities consisted primarily of (i) purchases and sales of available-for-sale securities and (ii) capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash used of $135.7 million, $61.3 million and $33.8 million during the years ended December 31, 2005, 2006 and 2007, respectively, represented the net increase of investments in marketable securities due to purchases and sales of available-for-sale securities. During the year ended December 31, 2005, we paid $750,000 for the purchase of patents. Contractual restrictions on $585,000 in cash expired during the year ended December 31, 2007. Capital expenditures of $789,000, $1.5 million and $2.3 million during the years ended December 31, 2005, 2006 and 2007, respectively, represented the purchase of computer equipment and software for our engineering, service and information technology departments. Capital expenditures during the year ended December 31, 2005 also included $26.0 million in costs to acquire a facility in Pasadena, California, which we expect will eventually house our corporate headquarters. The development of such acquired property may require an expenditure of a material amount of capital resources.

Cash provided by (used in) Financing Activities

Cash provided by (used in) financing activities was $101.5 million, ($2.9 million) and ($10.7 million) for the years ended December 31, 2005, 2006 and 2007, respectively. We used $3.9 million to repurchase 340,000 shares of our common stock during the year ended December 31, 2006 and $13.9 million to repurchase 1,142,302 shares of our common stock during the year ended December 31, 2007. Proceeds from the exercise of stock options were $3.9 million, $938,000, and $637,000 during the years ended December 31, 2005, 2006 and 2007, respectively. In accordance with SFAS 123R, we classified the cash flows resulting from the excess tax benefits from share based compensation as financing cash flows. For the year ended December 31, 2005, net cash provided by financing activities resulted primarily from the net proceeds of $96.8 million from the Company’s public offering in June 2005 and proceeds of $4.7 million collected in connection with the exercise of employee stock options and the purchase of shares under our employee stock purchase plan.

On November 1, 2007 we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007 we may repurchase up to $100 million of our common stock over a period of 12 months. Acting pursuant to this approval, we repurchased 1,142,302 shares at an aggregate cost of $13.9 million during the fourth quarter of the year ended December 31, 2007. The authorized amount remaining available under the program for share repurchases as of December 31, 2007 was $86.1 million. The shares were purchased in the open market using the Company’s cash resources and are held in treasury. The share repurchase program may be suspended or discontinued at any time without prior notice. As part of our stock repurchase program, on November 30, 2007 we entered into a stock repurchase agreement with Morgan Stanley & Co. (the “November 2007 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on December 4, 2007, up to $25 million of shares of our common stock. The November 2007 repurchase agreement will terminate on October 29, 2008, unless terminated earlier pursuant to its terms. No purchases were made under the November 2007 repurchase agreement during the fourth quarter of the year ended December 31, 2007; however, in January 2008 we repurchased 1,789,681 shares at an average price per share of $9.61 under the November 2007 repurchase agreement, and as of January 31, 2008 the authorized amount remaining available under our repurchase program for share repurchases was $68.9 million. Further, pursuant to our repurchase program, on February 28, 2008 we entered into an additional stock repurchase agreement with Morgan Stanley (the “February 2008 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on the date after the full $25 million of our shares is repurchased under the November 2007 repurchase agreement, up to an additional $20 million of shares of our common stock. The February 2008 repurchase agreement will terminate on October 29, 2008, unless terminated earlier pursuant to its terms.

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”) entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million and certain items of Cogent’s intellectual property.

Other than as described above, we currently have no material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our liquidity or capital resources.

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

At December 31, 2007, our outstanding contractual cash commitments were limited to our non-cancelable operating lease obligations as follows:

	Contractual Obligations by Year
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	( in thousands)
Non-cancelable operating lease obligations	$1,009	$506	$453	$50	$—

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

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests will be valued at fair value at the acquisition date;

•

acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we will apply SFAS 141R to business combinations occurring on or after January 1, 2009.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS No. 160 will have an impact on us.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2006 and 2007 and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Cogent, Inc.

Pasadena, California

We have audited the internal control over financial reporting of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 3, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the company’s adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 3, 2008

Item 9B. Other Information

None

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

(b)	Exhibits:

Exhibits.

Exhibit Number		Description of Documents

3.1	(1)	Amended and Restated Certificate of Incorporation of the registrant

3.2	(2)	Amended and Restated Bylaws of the registrant

4.1	(3)	Specimen Common Stock Certificate

10.1	(3)#	Form of Indemnity Agreement for directors and executive officers

10.2	(3)#	2000 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement thereunder

10.3#		Amended and Restated 2004 Equity Incentive Plan and forms of Stock Option Agreements thereunder.

10.5	(3)#	Employment Agreement by and between the registrant and Paul Kim, dated January 5, 2004

10.6	(3)#	Employment Agreement by and between the registrant and Michael Hollowich, dated February 19, 2001

10.7	(3)#	Employment Agreement by and between the registrant and James Jasinski, dated May 9, 2002

10.8	(3)	Automated Fingerprint Matcher Systems Equipment and Services Blanket Purchase Agreement (BPA), dated July 11, 2002 by and between the registrant and INS Headquarters Procurement Division

10.9	(3)	Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu Hsieh, Trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004

10.10	(3)	Stock Sale Agreement, by and among the registrant, Ming Hsieh and Archie Yew, dated December 31, 2003

Exhibit Number		Description of Documents

10.11	(3)	Amended and Restated Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu-Hsieh, trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 12, 2004

10.12	(4)	Settlement Agreement entered December 5, 2007 by and between Cogent, Inc., on the one hand, and Northrop Grumman Corporation, Northrop Grumman Information Technology Overseas, Inc., Northrop Grumman Information Technology, Inc., Northrop Grumman Space & Mission Systems, Inc. and Northrop Grumman Commercial Systems, Inc., on the other hand.

23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2004, as amended (File No. 333-115535).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007.
#	Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogent, Inc.

South Pasadena, California

We have audited the accompanying consolidated balance sheets of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 3, 2008

COGENT, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,801	$8,955
Investments in marketable securities	318,070	344,085
Billed accounts receivable, net of allowance for doubtful accounts of $692 and $477 at December 31, 2006 and 2007, respectively	26,798	31,845
Unbilled accounts receivable	530	1,201
Inventory and contract related costs	19,439	11,359
Prepaid expenses and other current assets	1,854	1,788
Deferred income taxes	24,929	10,739

Total current assets	410,421	409,972
Investments in marketable securities	77,355	91,267
Property and equipment, net	32,874	33,644
Restricted cash	576	—
Deferred income taxes	18,494	15,404
Intangible and other assets	1,221	901

Total assets	$540,941	$551,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,102	$3,822
Accrued expenses	4,260	6,654
Income taxes payable	4,386	92
Deferred revenues	32,343	24,668

Total current liabilities	45,091	35,236
Long-term liabilities
Deferred revenues	5,161	2,980
Other liabilities	130	2,756

Total liabilities	50,382	40,972

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2007, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 94,493,209 and 94,970,967 shares issued and outstanding at December 31, 2006 and 2007, respectively	120	120
Additional paid-in capital	419,446	425,139
Retained earnings	75,019	102,297
Accumulated other comprehensive loss (income)	(154)	382
Treasury stock, at cost; 340,000 and 1,482,302 shares at December 31, 2006 and 2007, respectively	(3,872)	(17,722)

Total stockholders’ equity	490,559	510,216

Total liabilities and stockholders’ equity	$540,941	$551,188

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007
Revenues:
Product revenues	$141,649	$79,055	$80,572
Maintenance and services revenues	18,240	22,602	25,222

Total revenues	159,889	101,657	105,794

Cost of revenues:
Cost of product revenues	53,308	37,455	33,081
Cost of maintenance and services revenues	4,997	6,252	7,615

Total cost of revenues	58,305	43,707	40,696

Gross profit	101,584	57,950	65,098

Operating expenses:
Research and development	8,908	8,627	10,625
Selling and marketing	7,543	7,974	9,382
General and administrative	10,152	13,031	19,927

Total operating expenses	26,603	29,632	39,934

Operating income	74,981	28,318	25,164

Other income:
Interest income	9,050	17,325	22,132
Other, net	518	441	(117)

Total other income	9,568	17,766	22,015

Income before income taxes	84,549	46,084	47,179
Income tax provision	19,263	16,356	18,537

Net income	$65,286	$29,728	$28,642

Basic net income per share	$0.74	$0.32	$0.30

Diluted net income per share	$0.69	$0.31	$0.30

Shares used in computing basic net income per share	88,403	94,051	94,223

Shares used in computing diluted net income per share	94,053	96,037	95,837

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands)

	Common Stock		Additional Paid in Capital	Deferred Share-Based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balances at January 1, 2005	80,788	$120	$251,871	$(9,831)	$(19,995)	$(101)	—	$—	$—	$222,064
Share-based compensation	—	—	—	5,810	—	—	—	—	—	5,810
Issuance of common stock in public offering, net of issuance costs	4,000	—	96,769	—	—	—	—	—	—	96,769
Stock options exercised	8,326	—	3,913	—	—	—	—	—	—	3,913
Issuance of shares under ESPP Plan	78	—	801	—	—	—	—	—	—	801
Tax benefit from stock option transactions	—	—	64,765	—	—	—	—	—	—	64,765
Cancellation of unvested stock options	—	—	(88)	41	—	—	—	—	—	(47)
Comprehensive income:
Net income	—	—	—	—	65,286	—	—	—	65,286	65,286
Other comprehensive loss (net of tax)	—	—	—	—	—	(749)	—	—	(749)	(749)

Comprehensive income	—	—	—	—	—	—	—	—	$64,537	—

Balances at December 31, 2005	93,192	120	418,031	(3,980)	45,291	(850)	—	—	—	458,612
Stock options exercised	1,301	—	938	—	—	—	—	—	—	938
Tax adjustment from stock option transactions	—	—	(206)	—	—	—	—	—	—	(206)
Deferred share-based compensation - adoption of SFAS 123(R)	—	—	(3,980)	3,980	—	—	—	—	—	—
Share-based compensation	—	—	4,663	—	—	—	—	—	—	4,663
Comprehensive income:
Net income	—	—	—	—	29,728	—	—	—	29,728	29,728
Other comprehensive income (net of tax)	—	—	—	—	—	696	—	—	696	696

Comprehensive income		—	—	—	—	—	—	—	$30,424	—

Repurchase of common stock	—	—	—	—	—	—	(340)	(3,872)		(3,872)

Balances at December 31, 2006	94,493	120	419,446	—	75,019	(154)	(340)	(3,872)	—	490,559
Stock options exercised	478	—	637	—	—	—	—	—	—	637
Adoption of FIN 48	—	—	—	—	(1,364)	—	—	—	—	(1,364)
Excess tax benefit	—	—	2,481	—	—	—	—	—	—	2,481
Share-based compensation	—	—	2,575	—	—	—	—	—	—	2,575
Comprehensive income:
Net income	—	—	—	—	28,642	—	—	—	28,642	28,642
Other comprehensive income (net of tax)	—	—	—	—	—	536	—	—	536	536

Comprehensive income		—	—	—	—	—	—	—	$29,178	—

Repurchase of common stock	—	—	—	—	—	—	(1,142)	(13,850)		(13,850)

Balances at December 31, 2007	94,971	$120	$425,139	$—	$102,297	$382	(1,482)	$(17,722)		$510,216

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2006	2007
Cash Flows from operating activities:
Net income	$65,286	$29,728	$28,642
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from stock option transactions	64,765	(206)	—
Depreciation and amortization	1,863	1,892	1,733
Allowance for doubtful accounts	335	263	(164)
Amortization of deferred share-based compensation	6,078	4,456	2,725
Excess tax benefit from share based compensation	—	—	(2,481)
Loss on sale of investments	13	4	—
Amortization of bond discount on available for sale securities	(617)	(2,310)	(5,691)
Deferred income taxes	(40,386)	11,412	15,128
Changes in assets and liabilities:
Billed accounts receivable	(28,370)	15,757	(4,864)
Unbilled accounts receivable	(1,949)	2,727	(671)
Inventory and contract related costs	17,831	1,097	8,057
Prepaid expenses and other current assets	(5,546)	4,439	96
Other assets	(548)	(139)	170
Accounts payable	1,079	105	(433)
Accrued expenses	3,473	(741)	2,174
Other liabilities	130	—	1,420
Income taxes payable	(5,597)	3,852	158
Deferred revenues	(23,271)	(7,654)	(9,878)

Net cash provided by operating activities	54,569	64,682	36,121

Cash Flows from investing activities:
Purchase of available-for-sale securities	(1,100,532)	(1,338,277)	(1,528,670)
Proceeds from sale of available-for-sale securities	964,791	1,277,014	1,494,915
Expiration of restrictions on cash	—	—	585
Purchase of intangible assets	(750)	—	—
Purchase of property and equipment	(26,815)	(1,545)	(2,316)

Net cash used in investing activities	(163,306)	(62,808)	(35,486)

Cash Flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	96,769	—	—
Issuance of shares under Employee Stock Purchase Plan	801	—	—
Proceeds from the exercise of stock options	3,913	938	637
Excess tax benefit from share based compensation	—	—	2,481
Repurchase of common stock	—	(3,872)	(13,850)

Net cash provided by (used in) financing activities	101,483	(2,934)	(10,732)

Effect of exchange rate changes on cash	55	56	251

Net decrease in cash and cash equivalents	(7,199)	(1,004)	(9,846)
Cash and cash equivalents, beginning of period	27,004	19,805	18,801

Cash and cash equivalents, end of period	$19,805	$18,801	$8,955

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$6,360	$13,082	$15,503
Income taxes	$(6,475)	$(891)	$(1,826)
Non-cash financing activities:
Share-based compensation, capitalized and deferred as inventory & contract related costs	$69	$207	$150
Conversion of property and equipment to inventories	$391	$86	$45

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

Restricted Cash

The Company was required to issue a bank guarantee of approximately $1.4 million under the terms of a contract to provide an AFIS solution to a certain customer in April 2004. Approximately $824,000 and $576,000 of the bank guarantee requirements expired during the years ended December 31, 2006 and 2007, respectively.

Investments in Marketable Securities

The Company accounts for its investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. When the fair value of an investment declines below its original cost, the Company evaluates the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory and contract related costs

Inventory and contract related costs consist of the following:

	December 31,
	2006	2007
	(in thousands)
Materials and components	$2,908	$3,462
Inventory and costs related to long-term contracts	8,237	4,455
Deferred costs of revenue	8,294	3,442

	$19,439	$11,359

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

The cost of property and equipment, less applicable estimated residual values, is depreciated over their estimated useful lives, on the straight-line method, from the date the specific asset is completed, installed, and ready for normal use, as follows:

Useful Life
Buildings	30
Building improvements	10
Furniture and other equipment	5
Computer equipment	3-5
Purchased software	3

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company restricts investments in cash and cash equivalents and investments in marketable securities to financial institutions with high credit standing. At December 31, 2007, the majority of the Company’s cash and cash equivalents and investments in marketable securities were held at financial institutions located in California and New York. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $444.2 million (including foreign accounts) as of December 31, 2007. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

Revenue Recognition

The Company generates revenues principally from sales of its AFIS solutions, which typically consist of PMA servers and other AFIS equipment, including workstations and live-scans, bundled with the Company’s proprietary software. The Company’s proprietary software is essential to the functionality of its AFIS solutions and other biometric products. The sales price of the Company’s AFIS solutions generally includes one year of maintenance, which can be renewed. The Company also generates revenues under long-term contracts to provide customized systems as well as revenues derived from services performed under fixed-price and time-and-material agreements. To a lesser extent, the Company generates revenues from sales of its proprietary biometrics application specific integrated circuit (“ASIC”) and biometrics products that incorporate its proprietary ASIC. The Company classifies the revenues generated by these activities as either product revenues, or as maintenance and services.

Because the Company’s proprietary software is essential to the functionality of its AFIS solutions, and other biometrics products, the Company applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, the Company applies the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within the Company’s software arrangements falls within a level of accounting literature that is higher than SOP 97-2, the Company records revenue on such

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, the Company accounts for the lease element in accordance with SFAS No. 13 “Accounting for Leases” and accounts for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, the Company applies the provisions of Emerging Issues Task Force (“EITF”) No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognizes revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, the Company accounts for these arrangements in accordance with EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The application of the appropriate accounting principle to the Company’s revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As the Company’s business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. The Company analyzes various factors, including a review of specific transactions, the credit-worthiness of the Company’s customers, historical experience and market and economic conditions. Changes in judgments with respect to these factors could materially impact the timing and amount of revenue and costs recognized.

Product Revenues. The timing of product revenues recognition is dependent on the nature of the product sold and is generally comprised of the following:

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

•

Revenues associated with AFIS solutions that require significant modification or customization of the Company’s software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of the Company’s revenue for any period if actual results differ from the Company’s judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $44.3 million, $16.9 million and $11.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

•

Revenues associated with the sale of the Company’s application specific integrated circuit, or ASIC applications, stand-alone live-scans and other biometric products, excluding maintenance when applicable, are recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Revenues associated with service offerings where the Company maintains and operates a portion of the AFIS systems on an outsourced application-hosting basis are recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement are deferred until the earlier of the point at which (i) such sufficient VSOE does exist or (ii) all elements of the arrangement have been delivered.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

Maintenance Revenues. Maintenance revenues consist of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to its normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in product revenues and recognized ratably over the term of the maintenance period.

Services Revenues. Professional services revenues are primarily derived from engineering services and AFIS system operation and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time-and-materials basis. The majority of the Company’s professional services are performed either directly or indirectly for U.S. government organizations. Revenue from such services is recognized as the services are provided.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration

The Company derives a significant portion of its revenues from a limited number of customers:

	Year ended December 31,
Percentage of Revenues	2005	2006	2007
Customer A	31%	11%	12%
Customer B	38%	37%	13%

		December 31,
Percentage of Billed Accounts Receivable		2006	2007
Customer A		*	*
Customer B		*	*
Customer C		24%	*
Customer D		*	32%
Customer E		*	19%

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of stock options and nonvested shares. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$65,286	$29,728	$28,642

Denominator for basic net income per share—- weighted average shares
Denominator:
Denominator for basic net income per share—weighted average shares	88,403	94,051	94,223
Stock options and nonvested shares	5,650	1,986	1,614

Denominator for diluted net income per share—- adjusted weighted average shares	94,053	96,037	95,837

Basic net income per share	$0.74	$0.32	$0.30

Diluted net income per share	$0.69	$0.31	$0.30

During the years ended December 31, 2005, 2006 and 2007, options to purchase 92,000, 244,325 and 442,900 shares of common stock were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares for each of these respective periods.

Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). If

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

The components of total comprehensive income are as follows:

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Net income	$65,286	$29,728	$28,642
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	(721)	650	294
Change in foreign currency translation adjustment	(28)	46	242

Total comprehensive income	$64,537	$30,424	$29,178

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests will be valued at fair value at the acquisition date;

•

acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•

in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date until the completion or abandonment of the associated research and development efforts;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS 141R will be applied by the Company to business combinations occurring on or after January 1, 2009.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS 160 will have an impact on the Company.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

As discussed in Note 2, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) on January 1, 2006 using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to the adoption of SFAS 123R, the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, the Company recorded compensation costs equal to the excess of the fair value of its common stock over the option exercise price on the date of grant over the respective vesting period. Prior to the adoption of SFAS 123R, share-based compensation costs were reported in a separate line item. However, since the adoption of SFAS 123R, and in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”), the Company has presented the expense related to share based compensation in the same line items as cash compensation paid to employees. Under SAB 107, the Company is precluded from displaying share-based compensation as a single line item in the income statement and the Company has reclassified the share based compensation expense amounts for the year ended December 31, 2005 to conform to the current period presentation. The reclassification of share compensation expense for the year ended December 31, 2005 is further explained as follows:

	For the year ended December 31, 2005
	As Previously Reported	Reclassification	As Currently Reported
	(in thousands)
Cost of product revenues	$53,062	$246	$53,308
Cost of maintenance and services revenues	4,553	444	4,997
Share-based compensation	690	(690)	—

Total cost of revenues	$58,305	$—	$58,305

Research and development	$7,157	$1,751	$8,908
Selling and marketing	6,060	1,483	7,543
General and administrative	7,998	2,154	10,152
Share-based compensation	5,388	(5,388)	—

Operating expenses	$26,603	$—	$26,603

Note 2. Accounting for Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Cost of product revenues	$246	$307	$332
Cost of maintenance and services revenues	444	471	320
Research and development expenses	1,751	650	350
Selling and marketing expenses	1,483	1,387	919
General and administrative expenses	2,154	1,641	804

	$6,078	$4,456	$2,725

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested shares and other share-based incentives to employees. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB 25 and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Share-based compensation” (SFAS 123) and SFAS No. 148, “Accounting for Share-based compensation—Transition and Disclosure—an Amendment of SFAS Statement 123.”

The following table details the effect on net income and earnings per share had compensation expense for the employee share-based awards been recorded in the year ended December 31, 2005, based on the fair value method under SFAS 123.

Year Ended December 31, 2005
(in thousands, except per share data)
Net income as reported	$65,286
Add: Total stock-based employee compensation expense included in reported net income—net of related tax effects	5,797
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards— net of the related tax effects	(7,103)

Pro forma net income	$63,980

Net Income per share
Basic as reported	$0.74

Basic—pro forma	$0.72

Diluted as reported	$0.69

Diluted—pro forma	$0.68

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the incremental effect of the adoption of SFAS 123R based on the calculation of share-based compensation expense for stock options under the modified prospective transition method, over the share-based compensation expense under the intrinsic value method of APB 25 for the year ended December 31, 2006.

Year Ended December 31, 2006
(in thousands, except per share data)
Reduction of operating income and income before income taxes	$1,534
Income tax benefit	(560)

Reduction of net income	$974

Reduction of net income per share from continuing operations:
Basic	$0.01

Diluted	$0.01

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Also, in accordance with SFAS 123R, the Company does not record tax benefits from stock options in excess of previously recognized compensation prior to the realization of the tax benefit. Tax benefits of approximately $5.1 million and $3.5 million have not been recognized at December 31, 2006 and 2007. Such amounts will be recognized as increases to additional paid in capital upon realization.

	Year Ended December 31,
	2005	2006	2007
Volatility	83%	46%	46%
Risk-free interest rate	4.06%	4.81%	4.48%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	4.0	6.1	6.1

The fair values of each award granted under the Company’s stock option plans were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

The weighted average estimated fair value of options granted was as follows:

	Year Ended December 31,
	2005	2006	2007
Weighted average fair value	$15.46	$8.32	$6.56

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on the Company’s common stock, consistent with SFAS 123R and SAB 107. The use of implied volatility was based upon the availability of actively traded options on its common stock and management’s assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. SFAS 123R also requires the Company to estimate forfeitures in calculating the share-based compensation expense relating to options granted prior to the January 1, 2006 adoption date, as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. No adjustment was recorded as the cumulative effect of the adjustment to account for such forfeitures, net of tax, was not material to the consolidated statement of income. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated multiple option approach in accordance with the provisions of SFAS Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted was calculated using the “simplified method” in accordance with SAB 107. As of December 31, 2007, there was approximately $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 0.6 years.

Nonvested shares

During 2007, the Compensation Committee of the Board of Directors issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

The Company recorded $110,000 in compensation cost on outstanding nonvested shares during the year ended December 31, 2007.

Note 3. Fair Value of Investments in Marketable Securities

The Company’s available-for-sale securities included in short-term and long-term investments are categorized as follows:

	December 31,
	2006	2007
	(in thousands)
Type of Security:
Short-term instruments	$87,861	$9,874
Corporate debt securities with maturities of less than one year	122,831	255,043
Municipal securities with maturities of less than one year	52,811	17,921
U.S. government securities with maturities of less than one year	54,567	61,247

Total short-term investments	318,070	344,085

Corporate debt securities with maturities between one and three years	64,679	86,449
U.S. government securities with maturities between one and three years	12,676	4,818

Total long-term investments	77,355	91,267

	$395,425	$435,352

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper.

The Company’s investments in investment grade debt securities consist primarily of investments in money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds, corporate bonds and notes.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Type of Security:
Short-term instruments	$9,874	$(1)	$—	$—	$9,874	$(1)
Corporate debt securities	305,230	(353)	36,262	(199)	341,492	(552)
Municipal securities	17,921	—	—	—	17,921	—
U.S. government securities	66,065	(10)	—	—	66,065	(10)

Total investments	$399,090	$(364)	$36,262	$(199)	$435,352	$(563)

The unrealized losses on investments were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant, the Company considered these losses to be temporary at December 31, 2007.

Realized losses during the years ended December 31, 2005, 2006 and 2007 were $13,000, $4,000 and zero, respectively.

As of December 31, 2007, the Company’s investments included $17.9 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program. Accordingly, the investments are typically classified as current and available for sale investments and included in current assets on the Company’s consolidated balance sheet.

Subsequent to December 31, 2007, the Company liquidated $11.0 million of its auction rate securities in successful auctions and purchased additional auction rate securities valued at $2.0 million. As of February 22, 2008, the Company holds $8.9 million in auction rate securities. Recent uncertainties in the credit markets have prevented the Company and other investors from liquidating investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. The Company is not certain as to when the liquidity issues relating to these investments will improve. As a result of the timing of the recent auction failures beginning in February 2008, the Company is uncertain as to the current fair market value of the auction rate securities it holds. Based on the fair market value of the auction rate

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities and an analysis of other-than-temporary impairment factors, including, but not limited to, whether the credit ratings of the issuers or the insurers deteriorate, or the collateral of the securities deteriorates, the Company may be required to write-down certain of its auction rate securities in the first quarter of 2008 if any of its auction rate securities are deemed to be other-than-temporarily impaired. Any impairment charge recorded may be material to the Company’s results of operations. Based on the Company’s expected operating cash flows, and the Company’s other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan.

Note 4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2006	2007
	(in thousands)
Land	$11,582	$11,582
Building	20,210	20,531
Building improvements	791	961
Furniture and fixtures	315	540
Computer and other equipment	2,300	3,868
Purchased software	519	590
Equipment for lease	2,658	—

	38,375	38,072
Accumulated depreciation	(5,501)	(4,428)

Property and equipment, net	$32,874	$33,644

Idle and fully depreciated equipment held for lease was written off during the year ended December 31, 2007. On October 7, 2005, the Company purchased a 151,000 square foot facility in Pasadena, California. The Company expects that the building will eventually house its corporate headquarters. The acquisition costs accumulated as of December 31, 2006 and December 31, 2007 were approximately $26.4 million and $26.5 million, respectively. Portions of the building are leased to third parties. Lease payments received, net of related costs, are recorded as other income and were not material to any period presented. There were no material future rental commitments from tenants as of December 31, 2007.

Depreciation expense related to property and equipment was approximately $1.8 million, $1.7 million and $1.6 million during the years ended December 31, 2005, 2006 and 2007, respectively. In addition, during the years ended December 31, 2005, 2006 and 2007, the Company transferred equipment with net book values of approximately $391,000, $86,000 and $45,000, respectively, to inventory as the Company had the positive intent to sell such items.

Note 5. Deferred Revenues and Deferred Costs

In the second quarter of 2005, the Company entered into a contract valued at $31.8 million with the National Electoral Council of Venezuela (“CNE”). The contract required the Company to provide a full identification solution to the CNE including licensed software, hardware, installation, maintenance and service. The contract also provided for the short-term lease of equipment to be used by the CNE in connection with the August 7, 2005 Venezuela local elections. The estimated relative fair value of the lease component of approximately $3.0 million, which was based upon an independent valuation, was recognized as revenue in the third quarter of 2005. Because VSOE of the maintenance element of this contract did not exist, all revenue in excess of the fair value of

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lease component was amortized over the life of the contract upon customer acceptance of all deliverables which was received in the second quarter of 2006. Revenues recognized under this contract with the CNE were $16.9 million and $11.8 million during the years ended December 31, 2006 and 2007, respectively. Deferred revenue related to this contract was $11.8 million and zero as of December 31, 2006 and December 31, 2007, respectively.

In October 2005, the Company entered into a contract with the Royal Canadian Mounted Police (the “RCMP”) to replace the RCMP’s AFIS. Revenues recognized under the arrangement with the RCMP were $3.0 million and $9.2 million for the years ended December 31, 2006 and 2007, respectively. Deferred revenue related to the RCMP contract was $6.8 million and $15,000 as of December 31, 2006 and 2007, respectively.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The new turnkey AFIS will provide a broader range of functional capabilities than the current system. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The Company will recognize the corresponding revenue as the key elements of the AFIS are delivered. Deferred costs related to this contract are included in inventory and will be recognized as costs of product revenues as the revenues are recognized. Deferred revenue related to the contract was $6.0 million as of December 31, 2007.

Note 6. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Current:
Federal	$19,478	$860	$2,418
State	14	261	—
Foreign	—	4,029	453

	19,492	5,150	2,871

Deferred:
Federal	3,025	10,083	12,439
State	(3,254)	1,123	2,675

	(229)	11,206	15,114
Interest and penalties	—	—	552
Change in valuation allowance	—	—	—

	$19,263	$16,356	$18,537

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2006	2007
	(in thousands)
Deferred tax assets:
Deferred revenue	$15,347	$11,277
Net operating loss carryforwards	11,837	—
Research and development credit carryforward	16,354	12,786
Stock compensation	2,550	3,019
AMTcredit carryforward	1,088	1,857
Foreign tax credits	4,029	1,044
Depreciation	402	554
Unrealized loss on marketable securities	136	—
Other	514	896

Total deferred tax assets	$52,257	$31,433

Deferred tax liabilities:
Inventory	$(6,720)	$(3,137)
State taxes	(2,114)	(2,103)
Unrealized gain on marketable securities	—	(50)

Total deferred tax liabilities	(8,834)	(5,290)

Net deferred tax assets	$43,423	$26,143

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of its net deferred tax assets as of December 31, 2007. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The following is a reconciliation of the statutory federal income tax provision calculated based on the federal income tax rate to the Company’s actual tax provision:

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Federal income taxes at the statutory rate	$29,592	$16,129	$16,513
State income taxes, net of federal benefit	3,084	1,791	1,684
Foreign taxes	—	4,029	1,044
Foreign tax credits	—	(4,029)	(1,044)
State research and development credit	(5,191)	(877)	—
Federal research and development credit	(7,616)	(627)	(137)
Extraterritorial income exclusion	—	(405)	—
Share-based compensation	(784)	154	—
Interest and penalty expense	—	—	552
Other	178	191	(75)

	$19,263	$16,356	$18,537

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company had federal and state research and development tax credit carryforwards of approximately $5.4 million and $5.8 million, respectively. The federal research and development tax credit carryforwards will expire in the year 2027, if not utilized to offset future taxable income of the Company. The state research and development tax credit carryforwards do not expire and are carried forward indefinitely until fully utilized. For federal purposes, the Company has alternative minimum tax credit carryforwards of $1.8 million, which are available for carryforward indefinitely, and approximately $1.0 million of foreign tax credit carryforwards available through 2017. For state purposes, the Company has alternative minimum tax credit carryforwards of $68,000, which are available for carryforward indefinitely. The Company had no federal or state net operating loss carryforwards as of December 31, 2007.

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

The Company had cumulative unrecognized tax benefits of $9.0 million as of January 1, 2007. As a result of the adoption of FIN 48, the cumulative effects of applying this interpretation have been recorded as a decrease of $1.4 million to retained earnings, an increase of $2.3 million to deferred income tax assets and an increase of $3.7 million to liabilities. The liability for unrecognized tax benefits is recorded in income taxes payable and other long-term liabilities in the consolidated balance sheet.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Gross unrecognized tax benefits as of January 1, 2007	$9,032
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(5,442)
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits as of December 31, 2007	$3,590

Included in the balance of unrecognized tax benefits at January 1, 2007 and December 31, 2007 are $1.5 million of tax benefits that, if recognized, would affect the effective tax rate. The unrecognized tax benefit balance as of December 31, 2007 also included approximately $2.1 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2007 and December 31, 2007, the total amount of accrued income tax-related interest and penalties before tax benefits was $500,000 and $922,000, respectively. During the year ended December 31, 2007, an additional $552,000 of interest and penalties before tax benefits were accrued.

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

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company experienced disqualifying dispositions of incentive stock options during the three years ended December 31, 2007. Disqualifying dispositions result in a tax deduction in the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying dispositions as a reduction to the Company’s provision for income taxes.

As a result of the disqualifying dispositions of incentive stock options during the year ended December 31, 2005, the Company recorded an accumulated tax benefit from stock option transactions of approximately $64.8 million, as a credit to additional paid-in capital. During the year ended December 31, 2006, the Company did not recognize any tax benefit to additional paid-in capital for compensation expense that is allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements as the Company recognizes such benefit when the tax deduction reduces actual taxes paid. During the year ended December 31, 2007, the Company recognized a tax benefit of $2.5 million to additional paid-in capital for the reduction in actual taxes paid.

Note 7. Bank Agreements

The Company has a revolving line of credit with a U.S. bank to provide advances for trade finance transactions and working capital requirements of up to $9 million. Borrowings under the line of credit bear interest at the bank’s reference rate (7.25% at December 31, 2007). The line of credit is secured by Company assets consisting of equipment, inventory and accounts receivable. There were no outstanding borrowings under this line at December 31, 2006 and 2007. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain insurance requirements, limitations on outside indebtedness, and use of proceeds for business operations. This line of credit was renewed in April 2007 and expires in May 2008.

Note 8. Commitments and Contingencies

Facility Lease

The Company leases certain of its operating facilities under non-cancelable operating leases extending through October 2011. The following are the remaining future minimum rental commitments under the operating leases for each year ending December 31:

(in thousands)
2008	$506
2009	373
2010	80
2011	50

Total future minimum lease payments	$1,009

Rent expense for the years ended December 31, 2005, 2006 and 2007 was approximately $240,000, $273,000 and $313,000, respectively.

Litigation

In April 2005, the Company initiated a lawsuit against Northrop Grumman in California State Court based on several claims including of breach of contract, conversion and misappropriation of trade secrets (the “Action”). On December 5, 2007, the Company and Northrop entered into a formal Settlement Agreement and

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mutual Release of Claims (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, which is effective as of September 5, 2007, the Company and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement Agreement, Northrop agreed to pay the Company $25 million, of which $15 million was paid in January 2008 and $10 million is to be paid in January 2009. Further, the Company and Northrop entered into (i) a software license agreement, pursuant to which Northrop will pay the Company $15 million over three years for a non-exclusive license to use certain of our automated fingerprint identification software in certain existing programs, including IDENT1; (ii) a five-year research and development, service and products agreement, under which Northrop will pay the Company $20 million for products and services over the term of the agreement; and (iii) a strategic alliance agreement with a term of three years.

The Company has not yet determined the accounting treatment including the income statement classification of amounts to be received under the Settlement Agreement. Furthermore, as result of the extended payment terms included in the Settlement Agreement, recognition of revenues or gains on the settlement of litigation will be recognized as payments from Northrop become due assuming all other conditions for revenue recognition are met. No revenue or other income was recognized from the Settlement Agreement during the year ended December 31, 2007 as the Company will commence recognition of revenues or the gain on settlement, as appropriate, when the initial payment becomes due in the first quarter of 2008 assuming all other conditions for revenue recognition are met.

Note 9. Stock Option and Employee Benefit Plans

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

2004 Equity Incentive Plan

In May 2004, the Company’s Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Equity Plan”). A total of 16,000,000 shares of common stock are initially authorized and reserved for issuance under the Equity Plan for incentives such as stock options, stock appreciation rights, nonvested share awards, nonvested share units, performance shares, performance units and deferred stock awards. The actual number of awards which may be granted under the Equity Plan shall be reduced, at all times, by the number of stock options outstanding under the 2000 Stock Option Plan. The number of shares reserved for issuance under the Equity Plan is subject to an annual increase on January 1 of each year beginning in 2005 equal to the lesser of (a) 1.5% of the outstanding shares on the immediately preceding December 31, (b) 750,000 shares or (c) a lesser amount as determined by the Board. The terms of equity incentives granted under these option plans are determined at the time of grant. Stock options generally vest 25% at the completion of the first year and quarterly thereafter over the remaining three-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Nonvested share awards generally vest 25% on each anniversary of the grant date during the four year vesting period.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted during the three years ended December 31, 2007 were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. A combined summary of the status of stock options granted under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during three years ended as of December 31, 2007 is presented below:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2004	11,849,960	$0.78
Granted	262,700	25.17
Exercised	(8,325,600)	0.47
Canceled or forfeited	(68,312)	18.44

Outstanding at December 31, 2005	3,718,748	$2.88
Granted	159,000	16.25
Exercised	(1,301,017)	0.71
Canceled or forfeited	(87,124)	18.03

Outstanding at December 31, 2006	2,489,607	$4.33
Granted	281,200	12.91
Exercised	(477,758)	1.33
Canceled or forfeited	(27,937)	17.77

Outstanding at December 31, 2007	2,265,112	$5.86

Exercisable at December 31, 2005	1,655,514	$1.00

Exercisable at December 31, 2006	1,341,927	$2.64

Exercisable at December 31, 2007	1,655,974	$3.68

A summary of the status of the Company’s nonvested stock options as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below:

	Year Ended December 31, 2007	Weighted Average Grant-Date Fair Value
Nonvested options at December 31, 2006	1,147,680	$7.76
Granted	281,200	6.56
Vested	(791,805)	7.15
Forfeited	(27,937)	9.37

Nonvested options at December 31, 2007	609,138	$7.94

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 2,506,873 options remain available for grant under the Company’s stock option plans at December 31, 2007. The following tables further describe stock options outstanding at December 31, 2007.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$0.30	$0.60	132,252	2.9	$0.36	$1,427	132,252	2.9	$0.36	$1,427
0.75	0.75	312,252	5.2	0.75	3,247	312,252	5.2	0.75	3,247
1.00	1.00	768,212	6.0	1.00	7,797	674,431	6.0	1.00	6,846
4.50	8.50	460,996	6.5	4.88	2,889	377,460	6.5	4.82	2,390
11.00	34.43	591,400	8.6	16.90	39	159,579	8.0	20.90	—

0.30	34.43	2,265,112	6.5	5.86	$15,399	1,655,974	5.9	3.68	$13,910

		Unvested Options Expected to Vest
Range of Exercise Prices		Number Expected to Vest at December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)
$1.00	$1.00	93,781	6.0	$1.00	$952
4.50	8.50	83,536	6.5	5.18	499
11.00	34.43	375,770	7.8	13.51	33

1.00	34.43	553,087	7.3	10.43	$1,484

The Company defines in-the-money options at December 31, 2007 as options that had exercise prices that were lower than the $11.15 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 1.8 million shares that were in-the-money at that date. There were 1.5 million in-the-money options exercisable at December 31, 2007. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was approximately $208.4 million, $25.0 million and $5.6 million, respectively, determined as of the date of exercise.

Nonvested shares

The Company granted 1,035,600 nonvested shares to certain employees and officers at a weighted average fair value of $11.42 and an aggregate intrinsic value of $11.8 million during the year ended December 31, 2007. Such shares vest over a four year period based on continued service to the Company. There were no nonvested share grants during the years ended December 31, 2005 and 2006. As of December 31, 2007, the Company had a total of $11.7 million in unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares, which will be recognized over the remaining weighted average vesting period of 4.0 years. The remaining contractual term is 10.0 years. There was no vesting or forfeiture of nonvested shares during the year ended December 31, 2007.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In May 2004, the Company’s Board of Directors and stockholders adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective immediately upon the closing of the Company’s initial public offering. The Purchase Plan was intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Purchase Plan permitted eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential six month offering periods. Under the Purchase Plan, the Company issued 78,552 shares to employees during the year ended December 31, 2005. Pursuant to a resolution by the Company’s Board of Directors, the purchase plan was terminated on April 30, 2005.

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. All employees age 18 or older with three months of service and whose employment is not governed by a union contract are eligible for participation. After one year of service, the Company contributes 3% of total compensation, which is also subject to annual limits, and may, at its discretion, make additional contributions. The Company’s contribution related expense was $263,000, $308,000 and $360,000 during the years ended December 31, 2005, 2006 and 2007, respectively.

Note 10. Common Stock

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

In August 2006, the Company repurchased 340,000 shares of its common stock at an aggregate cost of $3.9 million under a Board Authorized program that expired in February 2007. On November 1, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of its common shares over a 12 month period expiring in October 2008. Monthly share repurchase activity under the program through December 31, 2007 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost of Shares Purchased
November 5, 2007—November 13, 2007	1,142,302	$12.13	$13,850,000

The shares were purchased in the open market using the Company’s cash resources. The shares will be held in treasury until the Company’s Board of Directors designates that these shares be retired or used for other purposes. The authorized amount remaining available for share repurchase as of December 31, 2007 is $86.1 million. The share repurchase program may be suspended or discontinued at any time without prior notice.

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Year Ended December 31, 2005
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$134,518	$1,628	$3,603	$1,900	$141,649
Maintenance and services revenues	15,191	1,819	619	611	18,240

Total	$149,709	$3,447	$4,222	$2,511	$159,889

	Year Ended December 31, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$67,773	$4,405	$2,041	$4,836	$79,055
Maintenance and services revenues	19,231	1,810	726	835	22,602

Total	$87,004	$6,215	$2,767	$5,671	$101,657

	Year Ended December 31, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$65,967	$4,579	$613	$9,413	$80,572
Maintenance and services revenues	21,700	2,405	870	247	25,222

Total	$87,667	$6,984	$1,483	$9,660	$105,794

At December 31, 2006 and 2007, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31,
	2006	2007
Property and equipment, net of accumulated depreciation in the United States	$31,433	$32,075
Property and equipment, net of accumulated depreciation in other countries	1,441	1,569

	$32,874	$33,644

Intangible assets, net of accumulated amortization in the United States	$500	$350

Note 12. Subsequent Events

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million and the transfer of Cogent’s reader technology, applicable only for the biological market. In addition, Cogent entered into an agreement pursuant to which Cogent will develop and supply a variety of readers to ANP. Cogent will account for its investment in ANP under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

COGENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continued to repurchase shares of its common stock under the program announced in November 2007. Monthly share repurchase activity under the program from January 1, through January 31, 2008 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost of Shares Purchased
January 1, 2008—January 31, 2008	1,789,681	9.61	$17,191,000

The shares were purchased in the open market using its cash resources and are held in treasury. The authorized amount remaining available for share repurchase as of January 31, 2008 is $69.0 million.

Note 13. Unaudited Quarterly Information

In the opinion of management, the following selected unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented (in thousands).

	Mar. 31 2007	Jun. 30 2007	Sep. 30 2007	Dec. 31 2007
Total revenues	$30,107	$31,300	$22,512	$21,875
Total cost of revenues	15,762	8,491	10,099	6,344
Gross profit	14,345	22,809	12,413	15,531
Operating expenses	9,727	11,315	10,701	8,191
Net income	6,224	10,564	4,144	7,710

	Mar. 31 2006	Jun. 30 2006	Sep. 30 2006	Dec. 31 2006
Total revenues	$22,731	$13,217	$23,375	$42,334
Total cost of revenues	8,731	5,794	11,406	17,776
Gross profit	14,000	7,423	11,969	24,558
Operating expenses	6,799	6,525	7,543	8,765
Net income	6,747	3,570	5,733	13,678

SCHEDULE II

COGENT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses [1]	Deductions and other Adjustments	Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$229,000	$335,000	$(135,000)	$429,000

Year ended December 31, 2006:
Allowance for doubtful accounts	$429,000	$263,000	$—	$692,000

Year ended December 31, 2007:
Allowance for doubtful accounts	$692,000	$(164,000)	$(51,000)	$477,000

[1]	Represents the charges to the allowance for doubtful accounts, net of recoveries.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2008

Cogent, Inc.

By	/S/ MING HSIEH
Ming Hsieh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MING HSIEH Ming Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2008

/S/ PAUL KIM Paul Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2008

/S/ JOHN BOLGER John Bolger	Director	March 3, 2008

/S/ JOHN P. STENBIT John P. Stenbit	Director	March 3, 2008

/S/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 3, 2008