Form 10-K/A
period 2007-12-31
Cogent, Inc.
filed 2008-04-29
CIK 1289434

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

Large accelerated filer ☒                                                                                                     Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                     Smaller reporting company ☐

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

As of April 1, 2008, there were 95,067,262 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 29, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of April 1, 2008:

Name	Age	Position(s)
Ming Hsieh	52	President, Chief Executive Officer and Chairman of the Board of Directors
Paul Kim	40	Chief Financial Officer
Michael Hollowich	61	Executive Vice President, Operations
James Jasinski	58	Executive Vice President, Federal and State Systems
John Bolger (1)	61	Director
John P. Stenbit (1)	67	Director
Kenneth R. Thornton (1)	66	Director

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

John Bolger has served as a director since March 2004. Mr. Bolger is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently a private investor and has served as a director of Wind River Systems, Inc. since 2000, Mission West Properties, Inc. since 1998 and Mattson Technology, Inc. since 2006, all of which are public companies. In addition, Mr. Bolger served as a director of Integrated Device Technology, Inc., a public company, from 1993 until his retirement in January 2008. Mr. Bolger received a B.A. from the University of Massachusetts in 1969 and an M.B.A. from Harvard University in 1971. He is a Certified Public Accountant.

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

Kenneth Thornton has served as a director since June 2004. Mr. Thornton worked for International Business Machines (IBM) from November 1967 until April 2001 when he retired as General Manager Worldwide Public Sector. Mr. Thornton has served as a director of CyberSource Corporation, a public company, since April 2001, Hire Networks Corporation since November 2001 and Security Storage since November 2004. Mr. Thornton received his B.S. from Barton College in 1964.

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

Audit Committee. The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The members of our audit committee are John Bolger, John P. Stenbit and Kenneth R. Thornton. Our board of directors has determined that (i) Mr. Bolger is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission, and (ii) Mr. Bolger is “independent” as independence is defined in the Nasdaq Stock Market qualification standards. The audit committee acts pursuant to a written charter.

Compensation Committee. The compensation committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers and directors, administers our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits. The members of our compensation committee are John Bolger, John P. Stenbit and Kenneth R. Thornton. The compensation committee acts pursuant to a written charter.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee identifies prospective board candidates, recommends nominees for election to our board of directors, develops and recommends board member selection criteria, considers committee member qualification, recommends corporate governance principles to our board of directors, and provides oversight in the evaluation of our board of directors and each committee. The members of our nominating and corporate governance committee are John Bolger, John P. Stenbit and Kenneth R. Thornton. The nominating and corporate governance committee acts pursuant to a written charter.

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

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on our website at www.cogentsystems.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to Investor Relations, Cogent, Inc., 209 Fair Oaks Avenue, South Pasadena, California 91030.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis explains the material elements of the compensation awarded to, earned by, or paid to each of Ming Hsieh, our President and Chief Executive Officer, Paul Kim, our Chief Financial Officer, Michael Hollowich, our Executive Vice President, Operations, and James Jasinski, our Executive Vice President, Federal and State Systems. These individuals are also referred to herein as our “named executive officers.”

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

To achieve these goals, our compensation committee maintains compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as financial and operational performance, as measured by metrics such as revenue and adjusted operating income. Our compensation committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with those of executives at other companies of similar size and stage of growth, while taking into account our relative performance and our own strategic goals.

Our compensation committee performs at least annually a review of our executive officers’ compensation to determine whether we provide adequate incentives and motivation to our executive officers and whether we adequately compensate our executive officers relative to comparable officers in other similarly situated companies. In February 2007 our compensation committee reviewed compensation and retained a compensation consulting firm to assist it in evaluating our compensation practices.

The principal elements of our executive compensation program are base salary, annual cash bonus awards, long-term equity incentives in the form of stock options and restricted stock, other benefits and perquisites, post-termination severance and acceleration of stock option and restricted stock vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of life and health insurance benefits and a qualified 401(k) savings plan.

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

When determining compensation for our Chief Executive Officer, our compensation committee gives significant consideration to the distinct nature of our ownership, which has existed since prior to our initial public offering in 2004 (the “IPO”) and continues today. Specifically, Mr. Hsieh, our Chief Executive Officer, was our sole stockholder prior to our IPO, continues to hold a majority of our common stock and has received significant liquidity since our IPO.

Role of Executive Officers in Compensation Decisions

Our compensation committee reviews and approves the compensation paid to our Chief Executive Officer. With regard to the compensation paid to each executive officer other than the Chief Executive Officer, the Chief Executive Officer reviews, on an annual basis, the compensation paid to each such executive officer during the past year and submits to the compensation committee his recommendations regarding the compensation to be paid to such persons during the next year. Following a review of such recommendations, the committee will take such action regarding such compensation as it deems appropriate, including approving compensation in an amount the compensation committee deems reasonable.

Management plays a significant role in the compensation-setting process for executive officers, other than the Chief Executive Officer, by:

•	evaluating employee performance;

•	recommending business performance targets and establishing objectives; and

•	recommending salary levels, bonuses and equity-based awards.

Management also prepares meeting information for most compensation committee meetings, and the Chief Executive Officer participates in committee meetings at the compensation committee’s request to provide:

•	background information regarding our strategic objectives;

•	his evaluation of the performance of the executive officers; and

•	compensation recommendations as to executive officers (other than himself).

Benchmarking of Compensation.

The compensation committee believes it is important when making its compensation-related decisions to be informed as to current practices of similarly situated companies. As a result, the compensation committee reviews third-party surveys and other information collected from public sources for executive officers at peer companies. Prior to 2007, the compensation committee had not engaged third party consultants to advise the compensation committee on compensation matters. However, in early 2007, the compensation committee commissioned a study conducted by an outside consulting firm that specializes in executive compensation. This study reviewed the cash and equity compensation practices of two groups of companies with annual revenues ranging from $100 million to $200 million: (i) a group of 32 companies in the industries in which we compete and (ii) a group of 65 technology companies. The names of the companies reviewed by the study are listed below. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

The following companies were reviewed in the study prepared by our outside consulting firm: Actel Corp., Actuate Corporation, Advent Software, Inc., American Science & Engineering, Anadigics, Inc., Applied Signal Technology, Ask.com, Avanex, Bcgi, Blue Coat Systems, Bookham Technology, CAE, Inc., CCC Information Services, Cirrus Logic, Inc., ComGlobal Systems, Inc., Nektar Therapeutics, Digimarc Corporation, Dupont/ EKC Technology, E-Loan, Emageon, Inc., Exponent, First Aviation Services, Intevac, Lightbridge, Inc., Magma Design Automation, Inc., Mindspeed Technologies, Miva, Moody’s Corporation, Navisite, NDS Goup plc, ENOVIA MatrixOne, Novatel Wireless, Omnicell, Inc., Packeteer, Pegasystems, Inc., Photon Dynamics, Pixelworks, Inc., Presstek, Provide Commerce, Proxim Wireless, Radiant Systems, Inc., Rambus, Inc., Redback Networks, S1 Corporation, SBS Technologies, Inc., Secure Computing Corp., Software AG, SonoSite, Inc., Sonus Networks, Sparton, SurfControl plc, Symyx Technologies, Inc., Synaptics, Terayon Communication Systems, TiVo, Ultraclean Technology, Ultratech, Vicor, Vignette Corporation, Walt Disney Internet Group and Websense, Inc.

Base Compensation

We provide our named executive officers and other executives with base salaries that we believe enable us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while taking into account the unique circumstances of our company. We review base salaries for our named executive officers annually and increases are generally based on our performance and individual performance. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives. The base salary of our Chief Executive Officer, Mr. Hsieh, is reviewed and recommended by our compensation committee, whose members are all of our independent directors.

In February 2007 the compensation committee reviewed the salaries of our named executive officers and made the following determinations:

Mr. Hsieh. In reviewing Mr. Hsieh’s base salary for 2007, the committee focused on our results of operations for 2006, Mr. Hsieh’s continued majority ownership of our company, the liquidity Mr. Hsieh has received through sales of our common stock since our IPO, and the report provided by our outside consulting firm, which showed that Mr. Hsieh’s base salary trails that of the chief executive officers of the companies with which we compete for executives. Based on Mr. Hsieh’s continued majority ownership of our company and the significant liquidity Mr. Hsieh has received since our IPO, as well as the decline in revenues we experienced in 2006, our compensation committee determined that only a modest increase in Mr. Hsieh’s base salary was appropriate at that time.

Mr. Kim. In reviewing Mr. Kim’s base salary for 2007, the compensation committee focused on the compensation information provided by our outside consultants and our need to retain the services of Mr. Kim, as well as the recommendation of our Chief Executive Officer. The compensation information showed that Mr. Kim’s base salary trailed that of the chief financial officers of the companies with which we compete for executives. As a result, the committee determined that, in order to continue to retain Mr. Kim’s services in a highly competitive market, it was appropriate to increase Mr. Kim’s base salary so that it would be at or near the 50th percentile of salaries for chief financial officers at our peer companies. Mr. Kim’s 2007 base salary was increased by 13% over his 2006 base salary.

Messrs. Hollowich and Jasinski. In reviewing the base salaries of Messrs. Hollowich and Jasinski for 2007, the committee focused on the salary and compensation information provided by our outside consultants, which showed that these executive officers received base salaries that were comparable to executives holding similar positions at peer companies, the liquidity these executive officers had received through sales of shares of our common stock since our IPO, and the recommendations of our Chief Executive Officer. Based on these factors, our compensation committee determined that only modest increases in the base salaries of Messrs. Hollowich and Jasinski were appropriate at that time.

Annual Cash Bonus Awards

We believe a cash-based incentive compensation program is important in order to focus our management on achieving key company and personal objectives. However, prior to 2007 we did not have formal cash-based compensation programs on a year-to-year basis. In February 2007, our compensation committee evaluated our cash bonus compensation practices in light of the objectives of our compensation program. Based on this evaluation, our compensation committee determined that it was appropriate for our executive officers to be eligible for cash compensation pursuant to a formal annual cash bonus plan. Under the terms of the bonus plan, the compensation committee establishes performance objectives and annual target bonus amounts for each executive officer. In determining the appropriate level of bonus for each officer the compensation committee considers information provided through independent, third-party surveys and other information collected from public sources for similar positions at peer companies, relative base salary and bonus amounts for each individual and internal equity with non-executive employees.

2007 Bonus Plan

In the first quarter of 2007, the compensation committee worked with senior management to establish the bonus amounts and performance objectives under the bonus plan. For fiscal 2007, each executive officer was eligible to receive a bonus that ranged from 2% to 70% of the individual’s base salary. As described in greater detail below, the performance objectives consisted of company objectives and individual objectives. For each performance objective the committee assigned a relative weighting to provide guidelines for setting actual cash payouts for each executive officer based on a percentage of the individual’s base salary.

The compensation committee retained wide discretion to interpret the terms of the bonus plan, including interpreting and determining whether the performance objectives had been met and the amount of cash bonus that may be paid pursuant to the bonus plan.

For the 2007 bonus plan, our company objectives consisted of achieving at least $120 million in revenue and $41 million in adjusted operating income for 2007, reaching a favorable result in our lawsuit to protect our intellectual property, expanding our customer base, and winning contracts with large customers. Importantly, the compensation committee determined that we had to achieve at least 80% of the revenue and adjusted operating income targets in order for our named executive officers to receive any pay-outs under the 2007 bonus plan. Adjusted operating income is a non-GAAP financial measure we calculate by excluding stock based compensation expense and legal expenses relating to our action against Northrop Grumman from operating expenses.

The following is a discussion of the personal objectives under the 2007 bonus plan for each of our named executive officers, as well as a discussion of the determinations our compensation committee made with respect to pay-outs to our named executive officers under the 2007 bonus plan.

Mr. Hsieh. For the 2007 bonus plan, Mr. Hsieh’s personal performance objectives were closely tied to our company objectives. Specifically, his personal objectives consisted of (i) growing our business (this objective was allocated the greatest weight in determining the bonus Mr. Hsieh could receive), (ii) leading our efforts to reach a favorable result in our lawsuit to protect our intellectual property, and (iii) advancing strategic alternatives that fuel our growth or bring value to our company. Because we did not achieve meaningful revenue growth in 2007 over 2006 levels, the compensation committee determined that Mr. Hsieh should not receive any bonus pay-out under the 2007 bonus plan.

Mr. Kim. For the 2007 bonus plan, Mr. Kim’s personal performance objectives consisted of (i) continuing to build a public infrastructure for the company, including Sarbanes-Oxley compliance, (ii) successfully managing our investor relations program, (iii) supporting our vice presidents, (iv) controlling corporate costs, (v) assisting our Chief Executive Officer in evaluating strategic alternatives that fuel our growth or bring value to our company, and (vi) helping manage the risks associated with being a public company. The committee assigned the greatest weight to objectives (i) and (ii). Objectives (iii), (iv) and (v) were assigned roughly equal weighting to each other, and objective (vi) less weight than the others. Our compensation committee determined that Mr. Kim performed well enough against his personal objectives to receive a bonus under the 2007 bonus plan near the mid-point of his bonus range; however, because we did not achieve the revenue and adjusted operating income targets for 2007 (although we did achieve greater than 80% of those targets), the compensation committee reduced the actual amount of the bonus paid to Mr. Kim.

Mr. Hollowich. For the 2007 bonus plan, Mr. Hollowich’s personal performance objectives consisted of (i) supervising our efforts to win contracts with large customers, (ii) supervising our efforts to win contracts with state and local governments, and (iii) helping us reach a favorable result in our lawsuit to protect our intellectual property. The committee assigned the greatest weight to objective (i), followed by objectives (ii) and (iii). Our compensation committee determined that Mr. Hollowich performed well enough against his personal objectives to receive a bonus under the 2007 bonus plan near the mid-point of his bonus range; however, because we did not achieve the revenue and adjusted operating income targets for 2007 (although we did achieve greater than 80% of those targets), the compensation committee reduced the actual amount of the bonus paid to Mr. Hollowich.

Mr. Jasinski. For the 2007 bonus plan, Mr. Jasinski’s personal performance objectives consisted of (i) supervising our efforts to win contracts with large customers, and (ii) helping us reach a favorable result in our lawsuit to protect our intellectual property. The committee assigned the greatest weight to objective (i). Our compensation committee determined that Mr. Jasinski performed well enough against his personal objectives to receive a bonus under the 2007 bonus plan near the mid-point of his bonus range; however, because we did not achieve the revenue and adjusted operating income targets for 2007 (although we did achieve greater than 80% of those targets), the compensation committee reduced the actual amount of the bonus paid to Mr. Jasinski.

2007 Discretionary Bonuses

The compensation committee may also award discretionary bonuses based on our achievements and the individual’s contributions to those achievements. Based on the contributions Mr. Hsieh and Mr. Jasinski made in achieving the settlement of our litigation with Northrop Grumman in 2007, the compensation committee awarded discretionary bonuses of $200,000 to Mr. Hsieh and $60,000 to Mr. Jasinksi. However, Mr. Hsieh declined to accept the discretionary bonus and, as a result, he did not and will not receive a 2007 discretionary bonus.

Equity Compensation

We believe that equity ownership by our executive officers provides important incentives to build stockholder value and align the interests of executive officers with those of our stockholders. The compensation committee develops its equity award determinations based on its judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by reviewing the equity compensation practices of companies we believe to be our competitors and by other public companies with which we believe we generally compete for executives.

We grant equity compensation to our executive officers and other employees under our Amended and Restated 2004 Equity Incentive Plan, or the 2004 Plan. Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB Statement 123R.

We granted substantial equity awards, in the form of stock options, to our named executive officers (other than our Chief Executive Officer) prior to our IPO. These options have a 10 year term, vest through 2008 and have exercise prices ranging from $0.60 to $4.50. Certain of these option grants are subject to post-termination and change in control provisions. In light of the continued vesting of the awards, as well as the appreciation in value and increase in liquidity resulting from our IPO, it was the position of our compensation committee until 2007 that the pre-IPO grants continued to sufficiently incentivize our executives (excluding our Chief Executive Officer), and thus the objectives of our compensation program were met without granting additional equity awards to our named executive officers. Further, as previously discussed, our Chief Executive Officer was our sole stockholder prior to our IPO and continues to control a majority of our outstanding capital stock. In light of these circumstances, our compensation committee determined that it is not necessary to grant equity awards to Mr. Hsieh in order to fulfill the objectives of our executive compensation program.

In February 2007 our compensation committee determined that it would be appropriate to grant additional equity incentives to our named executive officers (other than our Chief Executive Officer). This determination was primarily based on the committee’s conclusion that, in light of the fact that all stock options held by our named executive officers would fully vest in 2008, we needed to provide additional long- term equity compensation to our executive officers to further incentivize them to stay with us for longer periods of time.

Throughout 2007 the committee analyzed several equity alternatives, primarily focusing on grants of stock options or restricted stock. Based on this analysis, the committee determined that granting shares of restricted stock to our named executive officers would best align the interests of our named executive officers with those of our stockholders. It is the view of our compensation committee that restricted stock awards provide a strong incentive to our executives by providing them with actual stock ownership, in contrast to stock options, which may or may not ultimately result in realizable value to recipients. Additionally, we believe a restricted stock program will consume fewer shares than a similarly structured stock option program in order to achieve similar incentive levels, resulting in less dilution to our stockholders. Further, we also believe that expanding our use of restricted stock may result in lower overall stock compensation expense.

In November 2007, and in connection with grants of restricted stock to a broad group of our employees, our compensation committee approved the issuance of shares of restricted stock to each of Messrs. Kim, Hollowich and Jasinski. The compensation committee set the number of shares granted to each of these individuals based on the recommendations of our Chief Executive Officer, while also taking into account the equity compensation practices of peer companies. Generally, 25% of the shares subject to these grants vest on each anniversary of the grant date, with the result that 100% of the shares subject to these grants will be fully vested on the fourth anniversary of the grant date. If the employment of a named executive officer terminates prior to the vesting of some or all of the shares, then the unvested shares will be forfeited back to us; provided that Mr. Kim is entitled to acceleration of vesting in the event of a change in control of our company. These grants were specifically timed to coincide with a period when individuals are typically not prohibited from selling shares of our common stock under our securities trading policy, with the intent that, upon vesting, individuals could have the ability to sell shares of our stock to satisfy tax liabilities that may arise.

We do not have any stock ownership guidelines for our executive officers.

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

Change in Control and Severance Benefits

Pursuant to the employment agreement entered in connection with his hiring in January 2004, as well as the agreement governing restricted stock issued in 2007, we provide the opportunity for our Chief Financial Officer to receive additional compensation and benefits in the event of severance or change in control. Our severance and change in control provisions for our Chief Financial Officer are summarized below in “—Employment Agreements” and “—Potential Payments Upon Termination or Change in Control.” Our compensation committee believes that Mr. Kim’s interests are best aligned with the interests of our stockholders, and we will be better able to retain his services, if he has the benefit of severance and change in control arrangements.

Code Section 162(m)

It is our policy generally to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) generally prohibits us from deducting the compensation of officers that exceeds $1,000,000 unless that compensation is based on the achievement of objective performance goals. We believe our 2004 Plan is structured to qualify stock options, restricted share and stock unit awards under such plan as performance-based compensation and to maximize the tax deductibility of such awards. However, we reserve the discretion to pay compensation to our officers that may not be deductible.

2008 Compensation Decisions

In February 2008 our compensation committee approved the following annual base salaries for our named executive officers: (i) $287,000 for Mr. Hsieh, (ii) $262,500 for Mr. Kim, and (iii) $207,000 for each of Messrs. Hollowich and Jasinski. On April 24, 2008, the committee approved a 2008 cash-based incentive bonus program, pursuant to which each named executive may, based upon the achievement of company and individual performance objectives, receive a bonus that ranges from 2% to 70% of an individual’s base salary.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards (1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Ming Hsieh,	2007	$273,000	$—	$—	$—	$—	$8,496	(3)	$281,496
Chief Executive Officer	2006	265,226	—	—	—	—	6,600		$271,826

Paul Kim,	2007	245,333	—	22,119	1,304,945	45,000	7,360	(3)	1,624,757
Chief Financial Officer	2006	222,000	50,000	—	1,304,938	—	6,600		1,583,538

Michael Hollowich,	2007	197,000	—	3,818	264,412	40,000	17,218	(4)	522,448
Executive Vice President, Operations	2006	190,534	50,000	—	305,482	—	17,039		563,055

James Jasinski,	2007	197,000	60,000	3,818	268,040	40,000	11,048	(5)	579,906
Executive Vice President, Federal and State Systems	2006	189,134	50,000	—	319,837	—	10,610		569,581

(1)	The amounts shown in these columns represent the compensation costs of restricted stock and options for financial reporting purposes pursuant to FAS 123R. The assumptions we used with respect to the valuation of stock and option grants are set forth in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(2)	The amounts in this column reflect the cash awards paid pursuant to our 2007 bonus plan.
(3)	Consists of contributions made by us to our 401(k) plan on behalf of the named individuals.
(4)	Includes (i) $11,323 we paid to Mr. Hollowich in lieu of a health insurance contribution and (ii) $5,895 of contributions made by us to our 401(k) plan on behalf of Mr. Hollowich.
(5)	Includes (i) $4,935 we paid to Mr. Jasinski in lieu of a health insurance contribution and (ii) $6,113 of contributions made by us to our 401(k) plan on behalf of Mr. Jasinski.

Grants of Plan-Based Awards in 2007

The following table provides information with regard to potential cash bonuses paid or payable in 2007 under our performance-based, non-equity incentive plan, and with regard to the shares of restricted stock granted to Messrs. Kim, Hollowich and Jasinski during 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)(2)
		Threshold ($)	Maximum ($)
Ming Hsieh	—	$5,000	$191,000	—	$—

Paul Kim	11/29/07	—	—	100,000	1,160,000
	—	5,000	175,000	—	—

Michael Hollowich	11/29/07	—	—	15,000	174,000
	—	4,000	138,000	—	—

James Jasinski	11/29/07	—	—	15,000	174,000
	—	4,000	138,000	—	—

(1)	Amounts shown in these columns are the estimated possible payouts under the 2007 bonus plan based on certain assumptions about the achievement of company and individual performance objectives. The actual amounts paid pursuant to the 2007 bonus plan are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.” The company and individual performance objectives under the 2007 bonus plan, as well the compensation committee’s pay-out determinations for the 2007 bonus plan, are detailed above under “Compensation Discussion and Analysis—Annual Cash Bonus Awards—2007 Bonus Plan.”
(2)	The amounts shown in this column represent the compensation costs of restricted stock for financial reporting purposes pursuant to FAS 123R, assuming for this purpose only no effect of forfeitures. The assumptions we used with respect to the valuation of stock grants are set forth in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Outstanding Equity Awards at December 31, 2007

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2007, as well as the number of outstanding unvested shares of restricted stock held by our named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(4)
Ming Hsieh	—	—		$—	—	—		$—

Paul Kim	—	—		—	—	100,000	(3)	1,115,000
	24,084	2,408	(1)	1.00	1/5/2014	—		—
	341,350	42,123	(1)	1.00	1/5/2014	—		—

Michael Hollowich	—	—		—	—	15,000	(3)	167,250
	2	—		0.60	3/1/2012	—		—
	30,970	—		0.75	1/1/2013	—		—
	20,000	2,500	(2)	1.00	1/1/2014	—		—
	33,969	7,536	(2)	4.50	6/22/2014	—		—
	17,373	4,963	(2)	4.50	6/22/2014	—		—

James Jasinski	—	—		—	—	15,000	(3)	167,250
	10,000	—		0.60	5/1/2012	—		—
	40,000	—		0.75	1/1/2013	—		—
	37,500	2,500	(2)	1.00	1/1/2014	—		—
	48,635	6,948	(2)	4.50	6/22/2014	—		—
	38,865	5,552	(2)	4.50	6/22/2014	—		—

(1)	These options were granted pursuant to our 2000 Stock Option Plan. The remaining unvested options vest on June 1, 2008. In the event of a change of control, all unvested shares will immediately vest.
(2)	These options were granted pursuant to our 2000 Stock Option Plan and vest 25% on the first anniversary of issuance and in equal quarterly installments over the subsequent three years.
(3)	These shares were granted pursuant to our 2004 Plan. 25% of the shares subject to these grants vest on each anniversary of the grant date, with the result that 100% of the shares subject to these grants will be fully vested on the fourth anniversary of the grant date. If the employment of a named executive officer terminates prior to the vesting of some or all of the shares, then the unvested shares will be forfeited back to us; provided that Mr. Kim is entitled to acceleration of vesting in the event of a change in control of our company.
(4)	Determined by multiplying the number of shares by $11.15, the closing price for our stock on the Nasdaq Global Select Market on December 31, 2007.

Option Exercises and Stock Vested

The following table provides information regarding exercises of stock options by each of our named executive officers during 2007. No shares of restricted stock held by our named executive officers vested in 2007.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Ming Hsieh	—	$—
Paul Kim	91,250	1,104,050
Michael Hollowich	20,000	209,319
James Jasinski	—	—

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

Employment Agreements

Employment Agreement with Paul Kim

We entered into an employment agreement with Paul Kim, our Chief Financial Officer, on January 5, 2004. The employment agreement provides for an initial annual base salary of $208,000 and a one-time initial bonus of $20,000. Pursuant to the employment agreement Mr. Kim is also eligible to receive an annual incentive bonus at the discretion of our compensation committee. Compensation for Mr. Kim is subject to normal periodic review by our compensation committee. Mr. Kim’s current annual base salary, as approved by our board of directors, is $262,500 and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Kim is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Kim’s employment agreement also provides that he is eligible to participate in our stock incentive plan. On January 5, 2004, Mr. Kim was granted an option to purchase up to 950,000 shares at an exercise price of $1.00 per share, with 237,500 shares vesting on April 5, 2004, 178,124 shares vesting on January 5, 2005, and 44,532 shares vesting on each subsequent calendar quarter thereafter. In the event of a change of control, all unvested shares will immediately vest. In addition, in November 2007 Mr. Kim was granted 100,000 shares of restricted common stock. 25% of the restricted shares vest on each anniversary of the grant date, with the result that 100% of the restricted shares will be fully vested on the fourth anniversary of the grant date. In the event of a change of control, all unvested shares will immediately vest.

Mr. Kim’s employment may be terminated at any time, with or without cause, by Mr. Kim or by us. If Mr. Kim terminates his employment as the result of a status event (as defined in the agreement), we will provide payment of salary for the three months following the termination of employment. In addition, Mr. Kim is eligible for severance pay of up to one year of his annual salary if he terminates his employment following a change in control (as defined in the agreement).

For 2007, Mr. Kim’s base salary constituted 15.1% of his total compensation.

Employment Agreement with Michael Hollowich

We entered into an employment agreement with Michael Hollowich, our Executive Vice President, Operations, in February 2001. The employment agreement provides for an initial base salary of $150,000 per year. Compensation for Mr. Hollowich is subject to normal periodic review by our compensation committee.

Mr. Hollowich’s current annual base salary, as approved by the board of directors, is $207,000, and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Hollowich is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Hollowich’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Hollowich or us. The employment agreement states that Mr. Hollowich’s employment is of no set duration.

In November 2007, Mr. Hollowich was granted 15,000 shares of restricted common stock. 25% of the restricted shares vest on each anniversary of the grant date, with the result that 100% of the restricted shares will be fully vested on the fourth anniversary of the grant date. For 2007, Mr. Hollowich’s base salary constituted 37.7% of his total compensation.

Employment Agreement with James J. Jasinski

We entered into an employment agreement with James J. Jasinski, our Executive Vice President, Federal and State Systems, in May 2002. The employment agreement provides for an initial base salary of $160,000 per year and a one-time sign-on bonus of $10,000. Compensation for Mr. Jasinski is subject to normal periodic review by our compensation committee. Mr. Jasinski’s current annual base salary, as approved by the board of directors, is $207,000 and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Jasinski is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Jasinski’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Jasinski or us. The employment agreement states that Mr. Jasinski’s employment is of no set duration.

In November 2007, Mr. Jasinski was granted 15,000 shares of restricted common stock. 25% of the restricted shares vest on each anniversary of the grant date, with the result that 100% of the restricted shares will be fully vested on the fourth anniversary of the grant date. For 2007, Mr. Jasinski’s base salary and bonus constituted 34% of his total compensation.

Potential Payments Upon Termination or Change in Control

Assuming a change in control occurred on December 31, 2007 and Mr. Kim’s employment was terminated, he would have been entitled to change in control benefits totaling an aggregate of $1,812,323. These benefits are detailed below. The compensation committee believes it is important to provide these benefits in order to retain the services of Mr. Kim.

Pursuant to the employment agreement of Mr. Kim, if he terminates his employment following a “Control Event” we are required to provide continued payment of Mr. Kim’s base salary for the twelve months following the termination of employment. Assuming Mr. Kim terminated his employment as of December 31, 2007 following a Control Event, Mr. Kim would be entitled to be paid $245,333 over the twelve month period following such termination in accordance with our regular payroll practices.

Mr. Kim holds options that would immediately vest in the event of a Control Event. Assuming a Control Event occurred on December 31, 2007, Mr. Kim would be entitled to accelerated vesting of 44,531 outstanding options with a value of $451,990, based on the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2007 less the exercise price of the options. In addition, Mr. Kims holds shares of restricted stock that would immediately vest in the event of a Change in Control. Assuming a Change in Control occurred on December 31, 2007, Mr. Kim would be entitled to accelerated vesting of 100,000 shares of restricted stock with a value of $1,115,000, based on the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2007.

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

For purposes of Mr. Kim’s restricted stock agreement, “Change in Control” means the occurrence of any of the following: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of stock of the Company representing more than fifty percent (50%) of the total combined voting power of our then-outstanding voting stock; or (ii) a transaction or series of related transactions in which the stockholders of the Company immediately before the transaction(s) do not retain immediately after the transaction(s) direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of our outstanding voting securities or the entity to which our assets were transferred, as the case may be; or (iii) our liquidation or dissolution.

Director Compensation

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2007 for services as members of our board of directors.

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)
John Bolger (2)	$42,000	$67,290	$109,290
John P. Stenbit (3)	38,000	67,209	105,290
Kenneth R. Thornton (4)	40,000	67,290	107,290

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to SFAS 123R with respect to 2007. The assumptions we used with respect to the valuation of option grants are set forth in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
(2)	Mr. Bolger has options to purchase 40,000 shares outstanding as of December 31, 2007.
(3)	Mr. Stenbit has options to purchase 70,000 shares outstanding as of December 31, 2007.
(4)	Mr. Thornton has options to purchase 70,000 shares outstanding as of December 31, 2007.

Summary of Director Compensation

Each of our non-employee directors is paid $20,000 annually and is reimbursed for reasonable expenses incurred in connection with performance of their duties as directors. Upon their election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 40,000 shares of our common stock at the then fair market value pursuant to the terms of our 2004 Plan. In addition, each non-employee director is automatically granted an option to purchase up to 10,000 shares of our common stock if he or she remains on the board of directors on the date of each annual meeting of stockholders (unless he or she joined our board of directors within six months of such meeting). Each non-employee director also receives cash compensation of $2,000 for attendance at each board meeting. Additionally, the chairperson of each of the audit committee and the compensation committee receives $2,500 and $1,500, respectively, and members of the audit committee and compensation committee (not including chairpersons) receive $1,500, and $1,000, respectively, for attendance at each meeting of such committees.

Compensation Committee Interlocks and Insider Participation

In fiscal 2007, the members of our Compensation Committee were Messrs. Bolger, Stenbit and Thornton, who are all non-employee directors. None of such committee members (i) was, during fiscal 2007, an officer or employee of us or any of our subsidiaries, or (ii) is formerly an officer of us or any of our subsidiaries.

Report of the Compensation Committee

The compensation committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

COMPENSATION COMMITTEE

John Bolger

John P. Stenbit

Kenneth R. Thornton

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 1, 2008, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned
Name or Group of Beneficial Owners	Number	Percent (1)
Named Executive Officers:

Ming Hsieh	50,769,965	56.6%
Paul Kim (2)	497,089	*
Michael Hollowich (3)	122,063	*
James Jasinski (4)	199,965	*
Directors:
John Bolger (5)	24,250	*
John P. Stenbit (6)	51,250	*
Kenneth R. Thornton (7)	53,750	*
5% Stockholders:
Deutsche Bank AG (8)
Theodor—Heuss Alle 70
60468 Frankfurt am Main
Federal Republic of Germany	5,050,572	5.6%
Executive officers and directors as a group (7 persons) (9)	51,718,332	57.2%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on 89,664,541 shares of our common stock outstanding as of April 1, 2008 and excludes 5,402,721 shares held by the company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options currently exercisable, or exercisable within 60 days after April 1, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 397,089 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2008.
(3)	Includes 107,063 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2008.
(4)	Includes 183,750 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2008.
(5)	Includes 21,250 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2008.
(6)	Consists of 51,250 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2008.
(7)	Includes 48,750 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2008.
(8)	Based solely upon a Schedule 13G dated January 29, 2008.
(9)	Includes an aggregate of 809,152 shares issuable upon the exercise of options granted to our executive officers and directors that are exercisable within 60 days after April 1, 2008.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2007 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	2,265,112	$5.86	2,506,873
Equity compensation plans not approved by our stockholders (2)	—	—	—
Total

(1)	Includes our 2000 Stock Option Plan and our 2004 Equity Incentive Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(2)	All of our equity compensation plans were approved by our stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee.

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

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2007 by Deloitte & Touche LLP:

	2006	2007
Audit Fees (1)	$1,036,434	$1,040,856
Tax Fees (2)	354,139	395,185

(1)	Audit Fees consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

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

April 29, 2008

Cogent, Inc.

By	/S/ MING HSIEH
Ming Hsieh President and Chief Executive Officer (Principal Executive Officer)