Form 10-Q
period 2008-03-31
Cogent, Inc.
filed 2008-05-27
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 89,093,957 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2007	March 31, 2008
ASSETS
Current assets:
Cash	$8,955	$15,404
Investments in marketable securities	344,085	313,745
Billed accounts receivable, net of allowance for doubtful accounts of $477 and $433 at December 31, 2007 and March 31, 2008, respectively	31,845	24,003
Unbilled accounts receivable	1,201	1,268
Inventory and contract related costs	11,359	15,434
Prepaid expenses and other current assets	1,788	2,509
Deferred income taxes	10,739	10,596

Total current assets	409,972	382,959
Investments in marketable securities	91,267	114,792
Property and equipment, net	33,644	33,858
Deferred income taxes	15,404	13,209
Intangible and other assets	901	3,899

Total assets	$551,188	$548,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,822	$6,541
Accrued expenses	6,654	5,940
Income taxes payable	92	5,915
Deferred revenues	24,668	33,855

Total current liabilities	35,236	52,251
Long-term liabilities
Deferred revenues	2,980	3,883
Other liabilities	2,756	3,485

Total liabilities	40,972	59,619

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 and March 31, 2008, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 94,970,967 and 95,067,262 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	120	120
Additional paid-in capital	425,139	426,217
Retained earnings	102,297	116,725
Accumulated other comprehensive income	382	338
Treasury stock, at cost; 1,482,302 and 5,402,721 shares at December 31, 2007 and March 31, 2008, respectively	(17,722)	(54,302)

Total stockholders’ equity	510,216	489,098

Total liabilities and stockholders’ equity	$551,188	$548,717

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2007	2008
Revenues:
Product revenues	$24,480	$17,404
Maintenance and services revenues	5,627	7,227

Total revenues	30,107	24,631

Cost of revenues:
Cost of product revenues	14,164	4,981
Cost of maintenance and services revenues	1,598	2,561

Total cost of revenues	15,762	7,542

Gross profit	14,345	17,089

Operating expenses (income):
Research and development	2,529	3,170
Selling and marketing	1,976	2,691
General and administrative	5,222	2,944
Income from settlement of lawsuit	—	(10,000)

Total operating expenses (income)	9,727	(1,195)

Operating income	4,618	18,284
Other income:
Interest income	5,218	4,970
Other, net	292	(37)

Total other income	5,510	4,933

Income before income taxes	10,128	23,217
Income tax provision	3,904	8,789

Net income	$6,224	$14,428

Basic net income per share	$0.07	$0.16

Diluted net income per share	$0.06	$0.16

Shares used in computing basic net income per share	94,219	91,508

Shares used in computing diluted net income per share	95,867	92,746

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2008
Cash Flows from operating activities:
Net income	$6,224	$14,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491	378
Allowance for doubtful accounts	7	(44)
Amortization of share-based compensation	955	921
Amortization of bond discount on available for sale securities	(1,230)	(605)
Equity in earnings of investee	—	(25)
Deferred income taxes	3,576	2,195
Changes in assets and liabilities:
Billed accounts receivable	10,363	7,894
Unbilled accounts receivable	(699)	(67)
Inventory and contract related costs	7,553	(3,958)
Prepaid expenses and other current assets	(26)	(692)
Other assets	34	(10)
Accounts payable	1,736	2,641
Accrued expenses	1,359	(730)
Other liabilities	20	729
Income taxes payable	151	5,825
Deferred revenues	(13,420)	10,090

Net cash provided by operating activities	17,094	38,970

Cash Flows from investing activities:
Purchase of available-for-sale securities	(396,807)	(278,060)
Proceeds from sale of available-for-sale securities	393,058	285,850
Purchase of equity investment	—	(3,000)
Expiration of restrictions on cash	585	—
Purchase of property and equipment	(598)	(485)

Net cash (used in) provided by investing activities	(3,762)	4,305

Cash Flows from financing activities:
Proceeds from the exercise of stock options	198	103
Repurchase of common stock	—	(36,580)

Net cash provided by (used in) financing activities	198	(36,477)

Effect of exchange rate changes on cash	18	(349)

Net decrease in cash	13,548	6,449
Cash, beginning of period	18,801	8,955

Cash, end of period	$32,349	$15,404

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$4,798	$4,515
Income taxes	$(70)	$(479)
Non-cash financing activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$8	$54

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2007 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2007 and 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the December 31, 2007 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Classification of revenues

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold and is generally comprised of the following:

•

Revenues associated with AFIS solutions that do not require significant modification or customization of the Company’s software, exclusive of amounts allocated to maintenance for which the Company has vendor-specific objective evidence of fair value, or VSOE, are recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided all other criteria for revenue recognition have been met. For example, the Company recognizes revenue in this manner from sales of its PMA servers to the Department of Homeland Security (“DHS”) under a blanket purchase agreement with the DHS. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

•

Revenues associated with AFIS solutions that require significant modification or customization of the Company’s software are recognized using the percentage-of-completion method as described by Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of the Company’s revenue for any period if actual results differ from the Company’s judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $7.1 million and zero for the three months ended March 31, 2007 and 2008, respectively.

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

•

Revenue associated with service offerings where the Company maintains and operates a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) the fee is fixed or determinable and (iii) collection is deemed probable.

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

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement. In the absence of such renewal provisions, the deferral of maintenance is based on the Company’s established VSOE rate for maintenance for comparable arrangements. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to its normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in product revenues and recognized ratably over the term of the maintenance period.

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended March 31,
Percentage of Revenues	2007	2008
Customer A	*	41%
Customer B	*	11%
Customer C	31%	*
Customer D	23%	*

Percentage of Billed Accounts Receivable	December 31, 2007	March 31, 2008
Customer A	32%	35%
Customer B	*	12%
Customer E	19%	*

(*)	Amounts do not exceed 10% for such period

Note 2 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated balance sheet, statement of income or cash flows. See Note 6 for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity, through an irrevocable option, to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis, at fair value with changes in fair value recorded in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 provided that the entity elects to apply the provisions of SFAS 157. The Company has not elected to adopt the fair value option of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS 141R will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS 160 will have an impact on the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not have transactions which meet the definition of a derivative and, accordingly, does not anticipate that the application of SFAS 161 will have an impact on the Company.

Note 3. Settlement of Claims with Northrop

In April 2005, Cogent initiated a lawsuit against Northrop Grumman Corporation in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition (the “Action”). On December 5, 2007, Cogent and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement”). Pursuant to the terms of the Settlement, Cogent and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement, Cogent and Northrop entered into four agreements; collectively, the “Agreements”:

1.	The “Settlement Agreement,” pursuant to which Northrop agreed to pay Cogent $25 million, of which $15 million was paid in January 2008 and $10 million is to be paid in January 2009;

2.	The “Software License Agreement,” pursuant to which Northrop will pay Cogent $15 million over three years for a non-exclusive license to use certain of Cogent’s automated fingerprint identification software in certain existing programs;

3.	The “Product and Services Agreement,” pursuant to which Northrop will pay Cogent a minimum of $20 million for products and services over the five year term of the agreement; and

4.	The “Strategic Alliance Agreement,” pursuant to which Cogent and Northrop will meet semiannually over the three year term of the agreement to discuss business opportunities and proposal efforts for the design, development, sale and support of biometric identification solutions.

Total proceeds to Cogent under the agreements will be $60.0 million. Cogent has accounted for the agreements as one multiple element arrangement. Contractual proceeds to Cogent under each of the agreements do not necessarily represent the fair value of each agreement. The Strategic Alliance Agreement was determined not to be an element requiring accounting recognition. The Company determined that the $20 million in proceeds scheduled under the Product and Services Agreement includes both a guaranteed payment component valued at $1.0 million and a component for the purchase of products and services valued at $19.0 million using VSOE of fair value in accordance with SOP 97-2, “Software Revenue Recognition”. The Company determined the fair value of the Software License Agreement and the guaranteed payment component of the Product and Services Agreement to be $30.0 million and $1.0 million, respectively, based on generally accepted valuation techniques. The residual method was used to derive the $10.0 million fair value for the Settlement Agreement.

Element	Scheduled Proceeds	Allocated Fair Value
	(in millions)
Product and Services Agreement	$20.0	$20.0
Software License Agreement	15.0	30.0
Settlement Agreement	25.0	10.0

	$60.0	$60.0

Accounting for the Software License Agreement is subject to the guidance of SOP 97-2. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, the Company did not believe it appropriate to apply the Company’s standard maintenance VSOE rate to this amount and the Company could not determine the fair value of the associated maintenance commitment. The Company will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While the Company was not able to establish VSOE of the maintenance commitment, the Company believes its standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. The Company will therefore allocate a portion of the revenues representing its standard annual maintenance renewal rate (based on VSOE), to maintenance revenues. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e. each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying condensed consolidated statement of income.

Due to the risks associated with extended payment terms, recognition of the revenues and the gain on settlement of litigation will be limited to the amounts that have come due and collectable from Northrop. Since the recognition of revenues from several elements is limited due to risks associated with the extended payment terms, the Company will allocate cash collections to each element on a basis consistent with their relative fair value.

In January 2008, the Company received its first scheduled payments of $15.0 million and $5.0 million in connection with the Settlement Agreement and the Software License Agreement, respectively. During the three months ended March 31, 2008, the Company recognized $10.0 million of income related to the settlement of the lawsuit. For the three months ended March 31, 2008, no amounts were recognized under the Software License Agreement or the Product and Services Agreement. The remainder of $10.0 million was recorded as deferred revenues at March 31, 2008.

Note 4 – Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended March 31,
	2007	2008
	(in thouands)
Cost of product revenues	$183	$109
Cost of maintenance and services revenues	139	136
Research and development expenses	118	222
Selling and marketing expenses	248	252
General and administrative expenses	267	202

	$955	$921

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested shares and other share-based instruments to employees. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified prospective transition method.

Stock Options

No stock options were granted during the three months ended March 31, 2008. The fair values of each award granted under the Company’s stock option plans during the three months ended March 31, 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Volatility	46%
Risk-free interest rate	4.65%
Dividend yield	0.00%
Expected life (years)	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three months ended March 31, 2007 was $5.48. As of March 31, 2008, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.4 years.

The options outstanding as of March 31, 2008 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the three months ended March 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	2,265,112	$5.86
Exercised	(96,295)	1.06
Canceled or forfeited	(8,812)	15.56

Outstanding, March 31, 2008	2,160,005	$6.04

Exercisable at March 31, 2008	1,734,163	$4.00

A total of 2,513,285 options remain available for grant under the Company’s share-based compensation plans at March 31, 2008.

The following tables further describe stock options outstanding at March 31, 2008.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at March 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$0.30	$0.60	91,002	2.7	$0.36	$826	91,002	2.7	$0.36	$826
0.75	0.75	297,902	5.0	0.75	2,586	297,902	5.0	0.75	2,586
1.00	1.00	735,587	5.8	1.00	6,201	733,714	5.8	1.00	6,185
4.50	8.50	452,926	6.2	4.87	2,064	408,799	6.2	4.82	1,884
11.00	34.43	582,588	8.4	16.90	—	202,746	7.9	19.60	—

0.30	34.43	2,160,005	6.3	6.04	$11,677	1,734,163	5.8	4.00	$11,481

Vested or expected to vest		2,110,682	6.1	$5.54	$14,624

The Company defines in-the-money options at March 31, 2008 as options that had exercise prices that were lower than the $9.43 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 1.6 million shares that were in-the-money at that date. There were 1.5 million in-the-money options exercisable at March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2008 was $1.2 million and $847,000, respectively, determined as of the date of exercise. The Company has recognized an income tax benefit for stock-based compensation arrangements of $119,000 and $93,000 in the condensed consolidated statements of income for the three months ended March 31, 2007 and 2008, respectively.

Nonvested Shares

In 2007, the Compensation Committee of the Company’s Board of Directors issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period. A summary of nonvested share activity for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested shares outstanding at December 31, 2007	1,035,600	$11.42	$11,826
Granted	7,000	10.08
Vested	—	—
Cancelled or forfeited	(18,600)	11.37

Nonvested shares outstanding at March 31, 2008	1,024,000	$11.41	$9,656

As of March 31, 2008, there was approximately $9.6 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.9 years.

Note 5. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2007	March 31, 2008
	(in thousands)
Type of Security (see Note 6):
Short-term instruments	$9,874	$2,188
Corporate debt securities with maturities of less than one year	255,043	233,757
Municipal securities with maturities of less than one year	17,921	—
U.S. government securities with maturities of less than one year	61,247	77,800

Total short-term investments	344,085	313,745

Corporate debt securities with maturities between one and three years	86,449	112,915
Municipal securities with maturities through October 2017	—	1,877
U.S. government securities with maturities between one and three years	4,818	—

Total long-term investments	91,267	114,792

	$435,352	$428,537

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized gain on available-for-sale securities at December 31, 2007 and March 31, 2008 was as follows:

	December 31, 2007	March 31, 2008
	(in thousands)
Accumulated unrealized gain	$130	$500

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded no realized gain or loss for the three months ended March 31, 2007 and 2008.

Note 6. Fair Value Measurements

As indicated in Note 2, the Company adopted the provisions of SFAS 157 for financial assets and liabilities effective January 1, 2008. SFAS 157 clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets

Level 2 – Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3 – Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s auction rate securities are classified as Level 3 of the fair value hierarchy due to the limited market data for pricing these securities.

As of March 31, 2008	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$2,188	$—	$2,188	$—
Corporate debt securities	346,672	—	339,662	7,010
Municipal securities	1,877	—	—	1,877
U.S. government securities	77,800	—	77,800	—

	$428,537	$—	$419,650	$8,887

As of March 31, 2008, the Company’s investments included $8.9 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program.

As of March 31, 2008, the Company’s auction rate securities consisted of three positions issued by closed-end funds totaling $7.0 million and one position issued by a municipal agency totaling $1.9 million. These investments have high credit quality ratings of AA or AAA. The auction rate securities issued by the closed-end funds are fully collateralized by bonds and other financial instruments. Since February 2008, uncertainties in the credit markets have prevented the Company and other investors from liquidating investments in auction rate securities as, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. Since December 31, 2007, none of the auction rate securities held by the Company have been downgraded, and none of the issuers have defaulted on their scheduled interest payments. Additionally, in April 2008, the issuer of auction rate securities for two of the closed-end funds held by the Company announced that it has secured debt financing that will be used to redeem some or all of the funds’ outstanding auction preferred shares. Based on its analysis of impairment factors, including, but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of March 31, 2008. In the event the Company encounters impairment factors including, but not limited to, a deterioration in the credit ratings of the issuers, or the collateral of the securities, the Company may be required to reflect a write-down of certain of its auction rate securities. Based on the Company’s expected operating cash flows, and the Company’s other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2008	$17,921
Total gains or losses (realized or unrealized)	—
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances, and settlements	(9,034)
Transfers in and/or out of Level 3	—

Balance at March 31, 2008	$8,887

Note 7. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2007	March 31, 2008
	(in thousands)
Materials and components	$3,462	$4,698
Inventory and costs related to long-term contracts	4,455	3,786
Deferred costs of revenue	3,442	6,950

	$11,359	$15,434

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

Note 8. Net Income Per Share

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

	Three months ended March 31,
	2007	2008
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$6,224	$14,428

Denominator:
Denominator for basic net income per share—weighted average shares	94,219	91,508
Dilutive potential common stock Stock options and nonvested shares	1,648	1,238

Denominator for diluted net income per share—adjusted weighted average shares	95,867	92,746

Basic net income per share	$0.07	$0.16

Diluted net income per share	$0.06	$0.16

During the three months ended March 31, 2007 and 2008, options to purchase 324,325 and 582,588 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

Note 9. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. Specifically, cumulative foreign currency translation adjustments, the effect of the foreign exchange translation for the Company’s foreign tax liabilities and unrealized gains or losses on the Company’s investments in marketable securities are included in accumulated other comprehensive income (loss).

	Three Months Ended March 31,
	2007	2008
	(In thousands)
Net income	$6,224	$14,428
Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	109	227
Change in foreign currency translation adjustment	21	(271)

Total comprehensive income	$6,354	$14,384

Note 10. Income Taxes

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

As of March 31, 2008, the Company had cumulative unrecognized tax benefits of $4.1 million. As of December 31, 2007, the Company had cumulative unrecognized tax benefits of $3.6 million. The increase in the cumulative unrecognized tax benefits is a result of increases in tax positions for prior years resulting from the effect of the foreign exchange translation for the Company’s foreign tax liabilities. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the three months ended March 31, 2008, an additional $164,000 of interest before tax benefits was accrued.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. With few exceptions, the Company is no longer subject to examination for its U.S. Federal and state, foreign and local jurisdictions for years prior to 2003. The Internal Revenue Service completed its examination of the Company’s Federal consolidated tax returns for 2004 and 2005 and issued a “no change” letter during the year ended December 31, 2007.

Note 11. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of March 31, 2008, deferred revenue related to the settlement of the lawsuit was $10.0 million.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The new turnkey AFIS will provide a broader range of functional capabilities than the current system. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The Company will recognize the corresponding revenue as the key elements of the AFIS are delivered. Deferred costs related to this contract are included in inventory and will be recognized as costs of product revenues as the revenues are recognized. Deferred revenue related to the contract was $6.0 million as of December 31, 2007 and March 31, 2008.

Note 12. Stock Repurchase Program

On November 1, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of its common shares over a 12 month period expiring in October 2008. Acting pursuant to this approval, the Company repurchased 3,920,419 shares at an aggregate cost of $36.6 million during the three months ended March 31, 2008. In April 2008, the Company repurchased an additional 570,584 shares at an aggregate cost of $5.2 million.

The shares were purchased in the open market using the Company’s cash resources. The shares will be held in treasury until the Company’s Board of Directors designates that these shares be retired or used for other purposes. The authorized amount remaining available for share repurchase as of March 31, 2008 is $49.6 million. The share repurchase program may be suspended or discontinued at any time without prior notice.

Note 13. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended March 31, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$14,217	$422	$116	$2,649	$17,404
Maintenance and services revenues	6,395	623	154	55	7,227

Total	$20,612	$1,045	$270	$2,704	$24,631

	Three months ended March 31, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$22,294	$39	$134	$2,013	$24,480
Maintenance and services revenues	4,731	447	235	214	5,627

Total	$27,025	$486	$369	$2,227	$30,107

At December 31, 2007 and March 31, 2008, the Company’s property and equipment and intangible assets, net of accumulated depreciation and amortization in the United States and in other countries was as follows (in thousands):

	December 31, 2007	March 31, 2008
Property and equipment, net of accumulated depreciation in the United States	$32,075	$31,928
Property and equipment, net of accumulated depreciation in other countries	1,569	1,930

	$33,644	$33,858

Intangible assets, net of accumulated amortization in the United States	$350	$312

Note 14. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. In addition, Cogent entered into an agreement pursuant to which Cogent will develop and supply a variety of readers to ANP. Cogent’s investment in ANP is accounted for under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company’s share of its equity in earnings of the investee, which totaled $25,000 during the three months ended March 31, 2008, is reported in the Other, net line item in the Company’s condensed consolidated statement of income.

Note 15. Commitments and Contingencies

The Company evaluates all pending or threatened contingencies and any commitments, if any, which are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

Note 16. Subsequent Events

Acquisition of the Security Solutions Division of MAXIMUS, Inc.

Effective April 30, 2008, the Company acquired the Security Solutions Division (SSD) of MAXIMUS Inc. for an aggregate cash purchase price of $5 million with $250,000 of the purchase price being retained by the Company for a period of one year as security for certain indemnification obligations. SSD provides identity management and credentialing services, security consulting and custom web application development related to logical and physical access services. The condensed consolidated financial statements as of and for the three months ended March 31, 2008 do not include any results of SSD.

Lease of Building

Cogent’s corporate headquarters currently occupy a Company-owned building in South Pasadena, California. In February 2008, the Company entered into an agreement to lease its current facility to an independent party over a 15 year term, beginning September 15, 2008 through September 14, 2023. In the second quarter of 2008, the Company plans to relocate its corporate headquarters to occupy a portion of the Company-owned facility located in Pasadena, California, which was purchased in October 2005.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission (SEC).

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

Sources of Revenue

We generate product revenues principally from sales of our AFIS solutions, which typically consist of our Programmable Matching Accelerator (“PMA”) servers and other AFIS equipment, including workstations and live-scans, bundled with our proprietary software. Also included in product revenues are fees generated from design and deployment of our AFIS solutions. We generate maintenance revenues from maintenance contracts that are typically included with the sale of our AFIS solutions. Maintenance contracts for technical support and software updates generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. Revenues from maintenance contracts are deferred and amortized on a straight-line basis over the life of the maintenance obligation. We generate services revenues from engineering services and AFIS system operation services that are not an element of an arrangement for the sale of products. These services are typically performed under fixed-price and time-and-material agreements.

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

Settlement of Claims against Northrop

In April 2005, we initiated a lawsuit against Northrop Grumman in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets and other claims (the “Action”). On December 5, 2007, we and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement”). Pursuant to the terms of the Settlement, we and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement, we entered into four agreements with Northrop (collectively, the “Agreements”):

1.	The “Settlement Agreement,” pursuant to which Northrop agreed to pay us $25 million, of which $15 million was paid in January 2008 and $10 million is to be paid in January 2009;

2.	The “Software License Agreement,” pursuant to which Northrop will pay us $15 million over three years for a non-exclusive license to use certain of our automated fingerprint identification software in certain existing programs;

3.	The “Product and Services” Agreement, pursuant to which Northrop will pay us a minimum of $20 million for products and services over the five year term of the agreement; and

4.	The “Strategic Alliance Agreement” pursuant to which we and Northrop will meet semiannually over the three year term of the agreement to discuss business opportunities and proposal efforts for the design, development, sale and support of biometric identification solutions.

Our total proceeds under the agreements will be $60.0 million. We have accounted for the agreements as one multiple element arrangement. The contract values for each of the agreements do not necessarily represent the fair value of each agreement. The Strategic Alliance Agreement was determined not to be an element requiring accounting recognition. We determined that the $20 million in proceeds scheduled under the Product and Services Agreement includes both a guaranteed payment component valued at $1.0 million and a component for the purchase of products and services valued at $19.0 million using VSOE of fair value in accordance with SOP 97-2, “Software Revenue Recognition”. We determined the fair value of the Software License Agreement and the guaranteed payment component of the Product and Services Agreement to be $30.0 million and $1.0 million, respectively, based on generally accepted valuation techniques. The residual method was used to derive the $10.0 million fair value for the Settlement Agreement.

Accounting for the Software License Agreement is subject to the guidance of SOP 97-2. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, we did not believe it appropriate to apply our standard maintenance VSOE rate to this amount and we could not determine the fair value of the associated maintenance commitment. We will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While we were not able to establish VSOE of the maintenance commitment, we believe our standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. We will therefore allocate a portion of the revenues representing our standard annual maintenance renewal rate (based on VSOE), to maintenance revenues, in accordance with Rule 5-03(b)(1) of Regulation S-X. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e. each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying condensed consolidated statement of income for the three months ended March 31, 2008.

Due to the risks associated with extended payment terms, recognition of the revenues and the gain on settlement of litigation will be limited to the amounts that have come due and collectable from Northrop. Since the recognition of revenues from several elements is limited due to risks associated with the extended payment terms, we will allocate cash collections to each element on a basis consistent with their relative fair value.

Application of Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to percentage-of-completion, bad debts, investments, income taxes, share-based compensation, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (ARB) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases” and account for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, we apply the provisions of Emerging Issues Task Force (EITF) 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-

Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, we account for these arrangements in accordance with EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold.

•

Revenues associated with AFIS solutions that do not require significant modification or customization of our software, exclusive of amounts allocated to maintenance for which we have VSOE are recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided all other criteria for revenue recognition have been met. For example, we recognize revenue in this manner from sales of our PMA servers to the DHS under our blanket purchase agreement with the DHS. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $7.1 million and zero for the three months ended March 31, 2007 and 2008, respectively.

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

•

Revenue associated with service offerings where we maintain and operate a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) the fee is fixed or determinable and (iii) collection is deemed probable.

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

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement. In the absence of such renewal provisions, the deferral of maintenance is based on the Company’s established VSOE rate for maintenance for comparable arrangements. We consider substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to our normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in product revenues and recognized ratably over the term of the maintenance period.

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

Commitments and Contingencies. We evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Investments in Marketable Securities. Our investments in marketable securities consist primarily of money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds and corporate bonds and notes. We account for our investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (FAS 115). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (OCI) as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in OCI. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

As of March 31, 2008, our investments included $8.9 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program.

As of March 31, 2008, our auction rate securities consisted of three positions issued by closed-end funds totaling $7.0 million and one position issued by a municipal agency totaling $1.9 million. These investments have high credit quality ratings of AA or AAA. The auction rate securities issued by the closed-end funds are fully collateralized by bonds and other financial instruments. Since February 2008, uncertainties in the credit markets have prevented us and other investors from liquidating investments in auction rate securities as, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. Since December 31, 2007, none of the auction rate securities held by us have been downgraded, and none of the issuers have defaulted on their scheduled interest payments. Additionally, in April 2008, the issuer of auction rate securities for two of the closed-end funds held by us announced that it has secured debt financing that will be used to redeem some or all of the funds’ outstanding auction preferred shares. Based on our analysis of impairment factors, including, but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, our auction rate securities are not deemed to be impaired as of March 31, 2008. In the event we encounter impairment factors including, but not limited to, a deterioration in the credit ratings of the issuers, or the collateral of the securities, we may be required to reflect a write-down of certain of our auction rate securities as a charge to earnings in future periods. Based on our expected operating cash flows, and other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of March 31, 2008, our net deferred tax assets were $23.8 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Accounting for Share-Based Compensation. The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 4 of our condensed consolidated financial statements included elsewhere in this report. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on our common stock, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

In 2007, the Compensation Committee of the Company’s Board of Directors issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2007	2008
Consolidated Statements of Income Data:
Revenues:
Product revenues	81.3	70.7%
Maintenance and services revenues	18.7	29.3

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	47.0	20.2
Cost of maintenance and services revenues	5.3	10.4

Total cost of revenues	52.3	30.6

Gross profit	47.7	69.4

Operating expenses:
Research and development	8.4	12.9
Selling and marketing	6.6	10.9
General and administrative	17.3	12.0
Income from settlement of lawsuit	—	(40.6)

Total operating expenses (income)	32.3	(4.8)

Operating income	15.4	74.2
Interest income	17.3	20.2
Other, net	1.0	(0.1)

Income before income taxes	33.7	94.3
Income tax provision	13.0	35.7

Net income	20.7%	58.6%

Comparison of Results for the three months ended March 31, 2008 and 2007

Revenues. Revenues were $24.6 million for the three months ended March 31, 2008, compared to $30.1 million for the three months ended March 31, 2007. Product revenues were $17.4 million for the three months ended March 31, 2008, compared to $24.5 million for the three months ended March 31, 2007. The $7.1 million or 28.9% decrease in product revenues resulted primarily from reductions of $9.3 million and $6.4 million in revenues from the CNE and the RCMP, respectively, due to the completion of contracts under which we provided AFIS solutions to these customers. The reduction in product revenues was partially offset by an $8.8 million increase in indirect sales to the DHS.

Maintenance and services revenues increased to $7.2 million for the three months ended March 31, 2008 from $5.6 million for the same period of the prior year. The increase of $1.6 million, or 28.4%, was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, (ii) an increase in services provided to the DHS and (iii) revenues earned under our recent arrangement to operate and maintain an AFIS used to obtain, transmit, and match finger images for applicants and recipients of food stamp benefits in the State of Texas.

Gross Profit. Gross profit as a percentage of revenues was 69.4% for the three months ended March 31, 2008, compared to 47.7% for the three months ended March 31, 2007. Product gross margins were 71.4% for the three months ended March 31, 2008, compared to 42.1% for the three months ended March 31, 2007. The improvement in margins on product revenues was primarily due to a change in the mix of products sold during the three months ended March 31, 2008. During the three months ended March 31, 2007, we recognized a significant portion of our revenues from hardware intensive AFIS solutions which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues increased $963,000, or 60.3%, to $2.6 million for the three months ended March 31, 2008 from $1.6 million for the three months ended March 31, 2007. This increase was the result of the increase in maintenance and support services provided during the period. Margins on maintenance and services decreased from 71.6% during the three months ended March 31, 2007 to 64.6% during the three months ended March 31, 2008 primarily due to an increase in the number of personnel engaged in providing maintenance and support services, as we expand capacity in response to increasing demand.

Research and Development. Research and development expenses increased to $3.2 million, or 12.9% of revenues, for three months ended March 31, 2008, compared to $2.5 million, or 8.4% of revenues, for the three months ended March 31, 2007. The increase of $641,000, or 25.3%, was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount; in connection with our effort to develop new products for our customers we increased research and development headcount by 47% to 137 as of March 31, 2008 from 93 as of March 31, 2007.

Selling and Marketing. Selling and marketing expenses increased to $2.7 million, or 10.9% of revenues, for the three months ended March 31, 2008, compared to $2.0 million, or 6.6% of revenues, for the three months ended March 31, 2007. The increase in selling and marketing expenses of $715,000, or 36.2%, was primarily due to an increase in salary expenses and other labor related costs of $365,000 driven by an increase in headcount from 24 at March 31, 2007 to 32 at March 31, 2008. In anticipation of a general increase in the number and size of contracts coming up for proposal in the biometric security industry, management instituted an effort to expand its marketing and business development capabilities during 2007. This effort included an expansion in our selling and marketing related headcount, including the hiring of several key executives in the U.S., Canada and the U.K. An increase in consulting fees of $210,000, to support business development and proposal activities, also contributed to the increase in selling and marketing expenses during the three month ended March 31, 2008, as compared to the same period of the prior year.

General and Administrative. General and administrative expenses decreased to $2.9 million, or 12.0% of revenues, for the three months ended March 31, 2008, compared to $5.2 million, or 17.3% of revenues, for the three months ended March 31, 2007. The $2.3 million or 43.6% decrease was primarily due to the settlement, effective as of September 2007, of our legal action against Northrop Grumman. Legal and related professional fees incurred in connection with our lawsuit against Northrop Grumman were $2.7 million during the three months ended March 31, 2007, as compared to $63,000 for the three months ended March 31, 2008.

Income from Settlement of Lawsuit. In January 2008, we received $20.0 million in connection with the settlement of our legal claims against Northrop. Upon collecting the proceeds from the settlement we recognized $10.0 million, representing the residual fair value of the Settlement Agreement component, as Income from settlement of lawsuit.

Interest Income. We earned interest income of $5.0 million during the three months ended March 31, 2008, compared to $5.2 million during the three months ended March 31, 2007. The decrease in interest income was primarily due to a decrease in interest rates partially offset by a higher average cash and investment balances as a result of cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $8.8 million during the three months ended March 31, 2008 as a result of the net income earned in the period. Our effective tax rate of 37.9% for the three months ended March 31, 2008 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $3.9 million, with an effective tax rate of 38.5%, during the three months ended March 31, 2007 as a result of the net income earned in the period. Our effective tax rate of 38.5% for the three months ended March 31, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by federal and state research and development credits.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of March 31, 2008, we had $15.4 million in cash and cash equivalents and $428.5 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the three months ended March 31, 2007 and 2008 was as follows:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$6,224	$14,428
Changes in:
Billed and unbilled accounts receivable	9,664	7,827
Inventory and contract related costs	7,553	(3,958)
Deferred revenues	(13,420)	10,090
Deferred income taxes and taxes payable	3,727	8,020
Net other activity	3,346	2,563

Net cash provided by operating activities	$17,094	$38,970

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

The $10.1 million increase in deferred revenues during the three months ended March 31, 2008 was primarily due to funds collected in connection with the settlement of our litigation with Northrop. We collected $20.0 million in January 2008 and recognized $10.0 million, representing the residual fair value of the Settlement Agreement. The remainder of $10.0 million was recorded as deferred revenue. Deferred revenue balances, as of December 31, 2006, representing cash collected from significant customers such as the CNE, the RCMP and a large domestic customer were recognized during the three months ended March 31, 2007. The $13.4 million net reduction in deferred revenues during the three months ended March 31, 2007 was primarily due to the completion of long-term projects for the CNE and the RCMP and the corresponding recognition of revenues.

Cash provided by operating activities was reduced by $4.0 million due to the build up of project related costs in inventory during the three months ended March 31, 2008. The build up of these costs was concurrent with the deferral of revenues or the expected billings as the related products were not delivered as of March 31, 2008. Conversely, the reduction in inventory and contract related costs during the three months ended March 31, 2007 was due to the completion and delivery of products that were in process at December 31, 2006. We experienced strong cash collections on our accounts receivable balances during the three months ended March 31, 2007 and 2008, which contributed to the cash provided by operations during both of these periods.

As of December 31, 2007, we had no federal or state net operating loss carryforwards (NOL’s) due to the full utilization of NOL’s as a result of the taxable income earned in prior years. Our NOL’s were generated primarily from the disqualifying disposition of incentive stock options. During the year ending December 31, 2008, we expect our cash expenditures for income taxes to increase significantly in comparison to prior years. As a result of the income earned during the three months ended March 31, 2008, our income taxes payable balance increased. Our balance for deferred income taxes is primarily impacted by our continued generation of taxable income and the associated utilization of NOL’s during the three months ended March 31, 2007 and utilization of tax credits during the three months ended March 31, 2008.

Cash (Used In) Provided by Investing Activities

Net cash (used in) provided by investing activities was ($3.8) million and $4.3 million for the three months ended March 31, 2007 and 2008, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash (used in) provided by of ($3.7) million and $7.8 million during the three months ended March 31, 2007 and 2008, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. During the three months ended March 31, 2008, we paid $3.0 million to acquire a 20% interest in ANP Technologies, Inc. Contractual restrictions on $585,000 in cash expired during the three months ended March 31, 2007. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $598,000 and $485,000 for the three months ended March 31, 2007 and 2008, respectively.

Cash provided by (used in) Financing Activities

Cash provided by (used in) financing activities was $198,000 and ($36.5 million) for the three months ended March 31, 2007 and 2008, respectively. Proceeds from the exercise of stock options were $198,000 and $103,000 during the three months ended March 31, 2007 and 2008, respectively.

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, we may repurchase up to $100 million of our common stock over a period of 12 months. Acting pursuant to this approval, we repurchased 1,142,302 shares at an aggregate cost of $13.9 million during the fourth quarter of the year ended December 31, 2007. In addition, we used $36.6 million to repurchase 3,920,419 shares of our common stock during the three months ended March 31, 2008. The shares were purchased in the open market using the Company’s cash resources and are held in treasury. The share repurchase program may be suspended or discontinued at any time without prior notice. As part of our stock repurchase program, on November 30, 2007, we entered into a stock repurchase agreement with Morgan Stanley & Co. (the “November 2007 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on December 4, 2007, up to $25 million of shares of our common stock. The November 2007 repurchase agreement terminated in March 2008. Further, pursuant to our repurchase program, on February 28, 2008 we entered into an additional stock repurchase agreement with Morgan Stanley (the “February 2008 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on the date after the full $25 million of our shares is repurchased under the November 2007 repurchase agreement, up to an additional $20 million of shares of our common stock. The February 2008 repurchase agreement will terminate on October 29, 2008, unless terminated earlier pursuant to its terms. The authorized amount remaining available under the program for share repurchases as of March 31, 2008 was $49.6 million. In April 2008, we repurchased an additional 570,584 shares at an aggregate cost of $5.2 million.

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

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Notes to the Condensed Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $4.1 million as of March 31, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheet, statement of income or cash flows. See Note 6 to the Condensed Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity, through an irrevocable option, to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis, at fair value with changes in fair value recorded in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 provided that the entity elects to apply the provisions of SFAS 157. We have not elected to adopt the fair value option of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS 141R will be applied by us to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS 160 will have an impact on us.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not have transactions which meet the definition of a derivative and, accordingly, do not anticipate that the application of SFAS 161 will have an impact on us.

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

In 2007 and for the three months ended March 31, 2008, we derived 25% and 52%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In the three months ended March 31, 2008 a logistical partner of the DHS and the DGSN of Morocco collectively accounted for 52% of revenues, or 41% and 11%, respectively. In 2007, the DHS and the CNE collectively accounted for 25% of revenues, or 12% and 13%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, our significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period. For example, our most recent arrangement with the CNE was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007. We do not have any agreements to sell additional solutions to the CNE.

In 2007 and for the three months ended March 31, 2008, we derived 57% and 78%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 42% of our revenues in 2007 and 12% of our revenues for the three months ended March 31, 2008 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2007 and during the three months ended March 31, 2008, sales to customers in these markets accounted for 99% of our revenues. A component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

Ming Hsieh, our Chief Executive Officer, controlled a majority of our outstanding common stock as of March 31, 2008. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the NASDAQ corporate governance rules, and therefore we are entitled to exemptions from certain of the NASDAQ corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these NASDAQ corporate governance requirements.

Because competition for highly qualified project managers and technical personnel is intense, we may not be able to attract and retain the managers we need to support our planned growth.

To execute our growth plan, we must attract and retain highly qualified project managers. Competition for hiring these managers is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating biometrics solutions. We may not be successful in attracting and retaining qualified managers. Many of the companies with which we compete for hiring experienced managers have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high- technology industries, job candidates often consider the value of the equity awards they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key managers. Furthermore, recent changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the sizes or types of stock options that job candidates may require to join our company. If we fail to attract new personnel or fail to retain and motivate our current managers, our business and future growth prospects could be severely harmed.

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

In 2007 and for the three months ended March 31, 2008, revenues outside of the Americas accounted for approximately 17% and 16%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock we made during the quarterly period ended March 31, 2008:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	1,789,681	$9.61	1,789,681	$68,958,599
February 1, 2008 - February 29, 2008	570,905	9.64	570,905	63,454,930
March 1, 2008 - March 31, 2008	1,559,833	8.90	1,559,833	49,569,492

Total	3,920,419		3,920,419	$49,569,492

(1)	On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007, we may repurchase up to $100 million of our common stock. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. The program will terminate on October 29, 2008. We are not obligated to purchase any shares. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases under the program can be discontinued at any time our management feels additional purchases are not warranted. As part of our stock repurchase program, on November 30, 2007, we entered into a stock repurchase agreement with Morgan Stanley & Co. (the “November 2007 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on December 4, 2007, up to $25 million of shares of our common stock. The November 2007 repurchase agreement terminated in March 2008. Further, pursuant to our repurchase program, on February 28, 2008, we entered into an additional stock repurchase agreement with Morgan Stanley (the “February 2008 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on the date after the full $25 million of our shares is repurchased under the November 2007 repurchase agreement, up to an additional $20 million of shares of our common stock. The February 2008 repurchase agreement will terminate on October 29, 2008, unless terminated earlier pursuant to its terms. In April 2008, we repurchased an additional 570,584 shares at an average price per share of $9.16, and as of April 30, 2008, the authorized amount remaining available under our repurchase program for share repurchases was $44.3 million.

Item 6.	Exhibits

Exhibit Number	Description of Documents

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Amended and Restated Bylaws of the Registrant

4.1 (3)	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2004, as amended (File No. 333-115535).

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 27, 2008