Form 10-Q
period 2008-06-30
Cogent, Inc.
filed 2008-08-08
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-50947

COGENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4305768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

639 North Rosemead Blvd. Pasadena, California	91107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 325-9600

209 Fair Oaks Avenue, South Pasadena, California 91030

(Former address, if changed since last report)

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

As of August 7, 2008, there were 89,370,039 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash	$8,955	$14,044
Investments in marketable securities	344,085	335,461
Billed accounts receivable, net of allowance for doubtful accounts of $477 and $580 at December 31, 2007 and June 30, 2008, respectively	31,845	36,872
Unbilled accounts receivable	1,201	1,359
Inventory and contract related costs	11,359	16,140
Prepaid expenses and other current assets	1,788	3,178
Deferred income taxes	10,739	11,099

Total current assets	409,972	418,153
Investments in marketable securities	91,267	80,810
Property and equipment, net	33,644	35,396
Deferred income taxes	15,404	14,884
Intangible and other assets	901	8,778

Total assets	$551,188	$558,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,822	$3,850
Accrued expenses	6,654	6,958
Income taxes payable	92	—
Deferred revenues	24,668	46,270

Total current liabilities	35,236	57,078
Long-term liabilities
Deferred revenues	2,980	2,611
Other liabilities	2,756	3,929

Total liabilities	40,972	63,618

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 and June 30, 2008, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 94,970,967 and 95,335,235 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	120	120
Additional paid-in capital	425,139	430,431
Retained earnings	102,297	123,935
Accumulated other comprehensive income (loss)	382	(555)
Treasury stock, at cost; 1,482,302 and 5,973,305 shares at December 31, 2007 and June 30, 2008, respectively	(17,722)	(59,528)

Total stockholders’ equity	510,216	494,403

Total liabilities and stockholders’ equity	$551,188	$558,021

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Revenues:
Product revenues	$25,218	$17,394	$49,698	$34,798
Maintenance and services revenues	6,082	8,647	11,709	15,874

Total revenues	31,300	26,041	61,407	50,672

Cost of revenues:
Cost of product revenues	6,598	5,618	20,762	10,599
Cost of maintenance and services revenues	1,893	3,733	3,491	6,294

Total cost of revenues	8,491	9,351	24,253	16,893

Gross profit	22,809	16,690	37,154	33,779

Operating expenses (income):
Research and development	2,576	3,376	5,105	6,546
Selling and marketing	2,085	2,992	4,061	5,683
General and administrative	6,654	2,669	11,876	5,613
Income from settlement of lawsuit	—	—	—	(10,000)

Total operating expenses (income)	11,315	9,037	21,042	7,842

Operating income	11,494	7,653	16,112	25,937
Other income:
Interest income	5,556	4,093	10,774	9,063
Other, net	88	(165)	380	(202)

Total other income	5,644	3,928	11,154	8,861

Income before income taxes	17,138	11,581	27,266	34,798
Income tax provision	6,574	4,371	10,478	13,160

Net income	$10,564	$7,210	$16,788	$21,638

Basic net income per share	$0.11	$0.08	$0.18	$0.24

Diluted net income per share	$0.11	$0.08	$0.17	$0.24

Shares used in computing basic net income per share	94,335	89,329	94,278	90,418

Shares used in computing diluted net income per share	95,961	90,482	95,945	91,599

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2008
Cash Flows from operating activities:
Net income	$16,788	$21,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	993	997
Allowance for doubtful accounts	23	103
Amortization of share-based compensation	1,582	1,790
Excess tax benefit from share-based compensation		(2,936)
Amortization of bond discount on available for sale securities	(2,872)	(628)
Equity in earnings of investee	—	(52)
Deferred income taxes	9,463	468
Changes in assets and liabilities:
Billed accounts receivable	6,588	(5,122)
Unbilled accounts receivable	(1,373)	(158)
Inventory and contract related costs	9,440	(4,560)
Prepaid expenses and other current assets	437	(1,316)
Other assets	80	2,923
Accounts payable	2,434	(280)
Accrued expenses	2,810	289
Other liabilities	39	1,173
Income taxes payable	549	(89)
Deferred revenues	(18,504)	21,233

Net cash provided by operating activities	28,477	35,473

Cash Flows from investing activities:
Purchase of available-for-sale securities	(912,631)	(480,911)
Proceeds from sale of available-for-sale securities	881,161	499,695
Purchase of equity investment	—	(3,000)
Acquisition of Security Solutions Division		(4,927)
Expiration of restrictions on cash	585
Purchase of property and equipment	(694)	(2,302)

Net cash (used in) provided by investing activities	(31,579)	8,555

Cash Flows from financing activities:
Excess tax benefit from share based compensation	—	2,936
Proceeds from the exercise of stock options	335	452
Repurchase of common stock	—	(41,806)

Net cash provided by (used in) financing activities	335	(38,418)

Effect of exchange rate changes on cash	63	(521)

Net (decrease) increase in cash	(2,704)	5,089
Cash, beginning of period	18,801	8,955

Cash, end of period	$16,097	$14,044

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$8,030	$8,836
Income taxes	$(170)	$(10,328)
Non-cash financing activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$23	$114

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2008 and the condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2008, and its results of operations for the three and six months ended June 30, 2007 and 2008 and its cash flows for the six months ended June 30, 2007 and 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the December 31, 2007 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Goodwill and Acquisition-Related Intangible Assets

The Company classifies the difference between the purchase price and the fair market value of net assets acquired as goodwill. The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.

The Company evaluates the carrying value of goodwill and intangible assets not subject to amortization for impairment as of the first day of the fourth quarter of each calendar year or whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets not subject to amortization may not be recoverable. For the evaluation of intangible assets not subject to amortization, the Company compares the fair value of these intangible assets to their carrying amount. If the carrying amount of these intangible assets exceed their fair value, an impairment loss would be recognized in an amount equal to that excess.

For the evaluation of goodwill, the Company applies the two-step process as required by Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities to those reporting units in order to assess goodwill for impairment. In the first step of a two-step impairment test, the Company determines the fair value of these reporting units. The Company compares the fair value for each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of that reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss would be recognized in an amount equal to that excess. Based on its annual impairment tests, the Company determined that goodwill and intangibles not subject to amortization were not impaired.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of the Company’s software are recognized using the percentage-of-completion method as described by Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of the Company’s revenue for any period if actual results differ from the Company’s judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $11.8 million and zero for the six months ended June 30, 2007 and 2008, respectively.

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

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement. In the absence of such renewal provisions, the deferral of maintenance is based on the Company’s established VSOE rate for maintenance for comparable arrangements. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to its normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is recognized ratably over the term of the maintenance period.

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended June 30,		Six months ended June 30,
Percentage of Revenues	2007	2008	2007	2008
Customer A	*	45%	*	43%
Customer B	*	*	*	*
Customer C	*	*	*	*
Customer D	25%	*	13%	*
Customer E	15%	*	23%	*
Customer F	*	*	12%	*

Percentage of Billed Accounts Receivable	December 31, 2007	June 30, 2008
Customer A	32%	35%
Customer B	*	14%
Customer C	19%	*

(*)	Amounts do not exceed 10% for such period

Note 2 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated balance sheet, statement of income or cash flows. See Note 8 for information and related disclosures regarding the Company’s fair value measurements.

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

Due to the risks associated with extended payment terms, recognition of the revenues and the gain on settlement of litigation will be limited to the amounts collected from Northrop. Since the recognition of revenues from several elements is limited due to risks associated with the extended payment terms, the Company will allocate cash collections to each element on a basis consistent with their relative fair value.

In January 2008, the Company received its first scheduled payments of $15.0 million and $5.0 million in connection with the Settlement Agreement and the Software License Agreement, respectively. During the three and six months ended June 30, 2008, the Company recognized zero and $10.0 million, respectively, of income related to the settlement of the lawsuit. For the three and six months ended June 30, 2008, there were no amounts that were recognized under the Software License Agreement or the Product and Services Agreement. The remainder of $10.0 million is recorded in deferred revenues as of June 30, 2008.

Note 4 – Acquisition of the Security Solutions Division of MAXIMUS, Inc.

Effective April 30, 2008, the Company acquired the Security Solutions Division (the “SSD Business”) of MAXIMUS Inc. for an aggregate cash purchase price of $5.2 million which included transaction costs of $178,000. Of that purchase price, $250,000 will be retained by the Company for a period of one year as security for certain indemnification obligations. The SSD Business provides identity management and credentialing services, security consulting and custom web application development related to logical and physical access services.

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired based on their fair values, which were based on generally accepted valuation techniques. There were no liabilities that were assumed by the Company from this acquisition. The goodwill that arose from the acquisition reflected value to the Company from:

•	Acquiring a highly trained and qualified workforce

•	Utilizing their existing platform for growth in the expanding market for idenity management and credentialing

•	Obtaining the benefits of a strong revenue stream with profitable performance serving governmental customers

The estimated fair values of the assets acquired are preliminary and may be refined within a year of the acquisition.

The following table summarizes the allocation of the purchase price (in thousands):

	Estimated Fair Value	Weighted Average Useful Live (in years)
Tangible assets:
Prepaid and other assets	$37
Property and equipment	57

	94
Intangible assets:
Backlog	$260	<1
Customer relationships	1,600	3
Non-compete agreement	400	3
Goodwill	2,824

	5,084

Total assets acquired	$5,178

The weighted average useful lives for the above noted intangibles is 2.7 years, excluding Goodwill, which is indefinite-lived. Goodwill will be amortizable for tax purposes.

The results of the operations of SSD have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations.

Note 5 – Intangible Assets and Goodwill

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if an event occurs that indicate the assets may be impaired. The Company determined there were no events or changes in circumstances that indicates that carrying values of goodwill, indefinite-lived intangible assets or other intangible assets subject to amortization may not be recoverable as of June 30, 2008.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2007 and June 30, 2008 (in thousands):

	December 31, 2007				June 30, 2008
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$—	$—	$—	$260	$87	$173
Customer relationships	3	—	—	—	1,600	89	1,511
Non-compete agreement	3	—	—	—	400	22	378
Patents	5	750	400	350	750	475	275

Total		$750	$400	$350	$3,010	$673	$2,337

Amortization expense for intangible assets with finite lives was $75,000 and $273,000 for the six months ending June 30, 2007 and 2008, respectively.

Estimated amortization expense for the next five years is expected to be $581,000 for the remainder of 2008, $817,000 in 2009, $717,000 in 2010, $222,000 in 2011 and zero in 2012.  As of June 30, 2008, the Company had intangible assets not subject to amortization in the amount $2.8 million which relates to goodwill from the SSD Business acquisition.

Note 6 – Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Cost of product revenues	54	103	237	212
Cost of maintenance and services revenues	66	127	205	263
Research and development expenses	84	218	202	440
Selling and marketing expenses	212	224	460	476
General and administrative expenses	211	197	478	399

	627	869	1,582	1,790

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

Stock Options

No stock options were granted during the three and six months ended June 30, 2008. The fair values of each award granted under the Company’s stock option plans during the three and six months ended June 30, 2007 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Volatility	46%	46%
Risk-free interest rate	4.78%	4.71%
Dividend yield	0.00%	0.00%
Expected life (years)	6.1	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three and six months ended June 30, 2007 was $6.93 and $5.97, respectively. As of June 30, 2008, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.0 years.

The options outstanding as of June 30, 2008 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the six months ended June 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	2,265,112	$5.86
Exercised	(364,268)	1.23
Canceled or forfeited	(17,499)	19.92

Outstanding, June 30, 2008	1,883,345	$6.63

Exercisable at June 30, 2008	1,543,448	$4.78

A total of 2,572,822 options remain available for grant under the Company’s share-based compensation plans at June 30, 2008.

The following tables further describe stock options outstanding at June 30, 2008.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at June 30 , 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at June 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$ 0.30	$0.60	80,752	2.4	$0.36	$889	80,752	2.4	$0.36	$889
0.75	0.75	253,067	4.8	0.75	2,688	253,067	4.8	0.75	2,688
1.00	1.00	537,372	5.5	1.00	5,572	537,372	5.5	1.00	5,572
4.50	8.50	439,191	6.0	4.80	2,885	434,466	6.0	4.76	2,872
11.00	34.43	572,963	8.0	16.80	61	237,791	7.3	19.13	20

0.30	34.43	1,883,345	6.1	6.63	$12,095	1,543,448	5.6	$4.78	$12,041

Vested or expected to vest		1,830,153	6.1	$6.40	$12,088

The Company defines in-the-money options at June 30, 2008 as options that had exercise prices that were lower than the $11.37 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2008 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 1.4 million shares that were in-the-money at that date. There were 1.3 million in-the-money options exercisable at June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2008 was $2.6 million and $3.5 million, respectively, determined as of the date of exercise. The Company has recognized an income tax benefit for stock-based compensation arrangements of $350,000 and $270,000 in the condensed consolidated statements of income for the six months ended June 30, 2007 and 2008, respectively.

Nonvested Shares

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period. A summary of nonvested share activity for the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested shares outstanding at December 31, 2007	1,035,600	$11.42	$11,826
Granted	17,400	10.48
Vested	—	—
Cancelled or forfeited	(65,600)	11.37

Nonvested shares outstanding at June 30, 2008	987,400	$11.41	$11,227

As of June 30, 2008, there was approximately $8.6 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.9 years.

Note 7. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

	December 31, 2007	June 30, 2008
	(in thousands)
Type of Security (see Note 8):
Short-term instruments	$9,874	$8,482
Corporate debt securities with maturities of less than one year	255,043	223,557
Municipal securities with maturities of less than one year	17,921	—
U.S. government securities with maturities of less than one year	61,247	103,422

Total short-term investments	344,085	335,461

Corporate debt securities with maturities between one and three years	86,449	75,746
Municipal securities with maturities through October 2017	—	1,873
U.S. government securities with maturities between one and three years	4,818	3,191

Total long-term investments	91,267	80,810

	$435,352	$416,271

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized gain on available-for-sale securities at December 31, 2007 and June 30, 2008 was as follows:

	December 31, 2007	June 30, 2008
	(in thousands)
Accumulated unrealized gain (loss)	$130	$(795)

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded no realized gain or loss for the three and six months ended June 30, 2007 and 2008.

Note 8. Fair Value Measurements

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

As of June 30, 2008	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$8,482	$—	$8,482	$—
Corporate debt securities	299,303	—	296,723	2,580
Municipal securities	1,873	—	—	1,873
U.S. government securities	106,613	—	106,613

	$416,271	$—	$411,818	$4,453

As of June 30, 2008, the Company’s investments included $4.5 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. The Company generally invests in these securities for short periods of time as part of its cash management program.

As of June 30, 2008, the Company’s auction rate securities consisted of three positions issued by closed-end funds totaling $2.6 million and one position issued by a municipal agency totaling $1.9 million. These investments have high credit quality ratings of AA or AAA. The auction rate securities issued by the closed-end funds are fully collateralized by bonds and other financial instruments. Since February 2008, uncertainties in the credit markets have prevented the Company and other investors from liquidating investments in auction rate securities as, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. Since December 31, 2007, none of the auction rate securities held by the Company have been downgraded, and none of the issuers have defaulted on their scheduled interest payments. Additionally, in June 2008, the issuer of auction rate securities for two of the closed-end funds held by the Company redeemed approximately 90% of the funds’ outstanding auction preferred shares that were held by the Company. Based on its analysis of impairment factors, including, but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of June 30, 2008. In the event the Company encounters impairment factors including, but not limited to, a deterioration in the credit ratings of the issuers, or the collateral of the securities, the Company may be required to reflect a write-down of certain of its auction rate securities. Based on the Company’s expected operating cash flows, and the Company’s other sources of cash, the Company does not expect the potential lack of liquidity in these investments to affect its ability to execute its current business plan.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2008	$17,921
Total gains or losses (realized or unrealized)	—
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances, and settlements	(13,468)
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$4,453

Note 9. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2007	June 30, 2008
	(in thousands)
Materials and components	$3,462	$5,650
Inventory and costs related to long-term contracts	4,455	4,304
Deferred costs of revenue	3,442	6,186

	$11,359	$16,140

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

Note 10. Net Income Per Share

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

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$10,564	$7,210	$16,788	$21,638

Denominator:
Denominator for basic net income per share—weighted average shares	94,335	89,329	94,278	90,418
Dilutive potential common stock options and nonvested shares	1,626	1,153	1,667	1,181

Denominator for diluted net income per share—adjusted weighted average shares	95,961	90,482	95,945	91,599

Basic net income per share	$0.11	$0.08	$0.18	$0.24

Diluted net income per share	$0.11	$0.08	$0.17	$0.24

During the three months ended June 30, 2007 and 2008, options to purchase 250,750 and 564,963 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the six months ended June 30, 2007 and 2008, options to purchase 356,200 and 572,963, respectively, were similarly excluded.

Note 11. Comprehensive Income

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

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Net income	$10,564	$7,210	$16,788	$21,638
Other comprehensive income (loss):
Change in unrealized (loss), net of tax	(262)	(844)	(153)	(617)
Change in foreign currency translation adjustment	54	(49)	75	(320)

Total comprehensive income	$10,356	$6,317	$16,710	$20,701

Note 12. Income Taxes

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

As of June 30, 2008, the Company had cumulative unrecognized tax benefits of $4.3 million. As of December 31, 2007, the Company had cumulative unrecognized tax benefits of $3.6 million. The increase in the cumulative unrecognized tax benefits is a result of increases in tax positions for prior years resulting from the effect of the foreign exchange translation for the Company’s foreign tax liabilities. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. During the three and six months ended June 30, 2008, an additional $154,000 and $318,000, respectively, of interest before tax benefits was accrued.

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

Note 13. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of June 30, 2008, deferred revenue related to the settlement of the lawsuit was $10.0 million.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The new turnkey AFIS will provide a broader range of functional capabilities than the current system. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. Deferred costs related to this contract are included in inventory and will be recognized as costs of product revenues as the revenues are recognized. Deferred revenue related to the contract was $6.0 million as of December 31, 2007 and June 30, 2008.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. As of June 30, 2008, the Company has $5.2 million in deferred revenue which represents billing for services rendered over the contract period.

Note 14. Stock Repurchase Program

On November 1, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of its common shares over a 12 month period expiring in October 2008. Acting pursuant to this approval, the Company repurchased 570,584 and 4,491,003 shares at an aggregate cost of $5.2 million and $41.8 million, respectively, during the three and six months ended June 30, 2008.

The shares were purchased in the open market using the Company’s cash resources. The shares will be held in treasury until the Company’s Board of Directors designates that these shares be retired or used for other purposes. The authorized amount remaining available for share repurchase as of June 30, 2008 was $44.3 million. The share repurchase program may be suspended or discontinued at any time without prior notice.

Note 15. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended June 30, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$16,458	$52	$95	$789	$17,394
Maintenance and services revenues	7,493	793	277	84	8,647

Total	$23,951	$845	$372	$873	$26,041

	Three months ended June 30, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$22,243	$2,755	$43	$177	$25,218
Maintenance and services revenues	5,190	658	226	8	6,082

Total	$27,433	$3,413	$269	$185	$31,300

	Six months ended June 30, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$30,675	$474	$211	$3,438	$34,798
Maintenance and services revenues	13,888	1,416	431	139	15,874

Total	$44,563	$1,890	$642	$3,577	$50,672

	Six months ended June 30, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$44,537	$2,794	$177	$2,190	$49,698
Maintenance and services revenues	9,921	1,105	461	222	11,709

Total	$54,458	$3,899	$638	$2,412	$61,407

At December 31, 2007 and June 30, 2008, the Company’s property and equipment and intangible assets, net of accumulated depreciation and amortization in the United States and in other countries was as follows (in thousands):

	December 31, 2007	June 30, 2008
Property and equipment, net of accumulated depreciation in the United States	$32,075	$32,941
Property and equipment, net of accumulated depreciation in other countries	1,569	2,455

	$33,644	$35,396

Intangible assets, net of accumulated amortization in the United States	$350	$5,161

Note 16. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. In addition, Cogent entered into an agreement pursuant to which Cogent will develop and supply a variety of readers to ANP. Cogent’s investment in ANP is accounted for under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company’s share of its equity in earnings of the investee, which totaled $27,000 and $52,000 during the three and six months ended June 30, 2008, is reported in the Other, net line item in the Company’s condensed consolidated statement of income.

Note 17. Commitments and Contingencies

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, (“AFIS”), and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts, the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government. In 2007 our revenues improved over 2006 levels as we recorded revenue from an increased number of customers. We believe that we are positioned to experience an increase in revenues in 2008 over 2007 levels as we expect to recognize revenue from previously announced contracts with customers including Morocco, Spain, Egypt, Northrop Grumman and the DHS, as well as from new contracts with core customers such as the DHS, the County of Los Angeles and various programs in Europe.

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

Accounting for the Software License Agreement is subject to the guidance of SOP 97-2. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, we did not believe it appropriate to apply our standard maintenance VSOE rate to this amount and we could not determine the fair value of the associated maintenance commitment. We will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While we were not able to establish VSOE of the maintenance commitment, we believe our standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. We will therefore allocate a portion of the revenues representing our standard annual maintenance renewal rate (based on VSOE), to maintenance revenues. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e. each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying condensed consolidated statement of income for the six months ended June 30, 2008.

Due to the risks associated with extended payment terms, recognition of the revenues and the gain on settlement of litigation will be limited to the amounts collected from Northrop. Since the recognition of revenues from several elements is limited due to risks associated with the extended payment terms, we will allocate cash collections to each element on a basis consistent with their relative fair value.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $11.8 million and zero for the six months ended June 30, 2007 and 2008, respectively.

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

Investments in Marketable Securities. Our investments in marketable securities consist primarily of money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds and corporate bonds and notes. We account for our investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (FAS 115). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (“OCI”) as a separate component of shareholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in OCI. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

As of June 30, 2008, our investments included $4.5 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

As of June 30, 2008, our auction rate securities consisted of three positions issued by closed-end funds totaling $2.6 million and one position issued by a municipal agency totaling $1.9 million. These investments have high credit quality ratings of AA or AAA. The auction rate securities issued by the closed-end funds are fully collateralized by bonds and other financial instruments. Since February 2008, uncertainties in the credit markets have prevented us and other investors from liquidating investments in auction rate securities as, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. Since December 31, 2007, none of the auction rate securities held by us have been downgraded, and none of the issuers have defaulted on their scheduled interest payments. Additionally, in June 2008, the issuer of auction rate securities for two of the closed-end funds redeemed approximately 90% of the funds’ outstanding auction preferred shares that we held at that time. Based on our analysis of impairment factors, including, but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, our auction rate securities are not deemed to be impaired as of June 30, 2008. In the event we encounter impairment factors including, but not limited to, a deterioration in the credit ratings of the issuers, or the collateral of the securities, we may be required to reflect a write-down of certain of our auction rate securities as a charge to earnings in future periods. Based on our expected operating cash flows, and other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of June 30, 2008, our net deferred tax assets were $26.0 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Accounting for Share-Based Compensation. The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 6 of our condensed consolidated financial statements included elsewhere in this report. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on our common stock, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Consolidated Statements of Income Data:
Revenues:
Product revenues	80.6%	66.8%	80.9%	68.7%
Maintenance and services revenues	19.4	33.2	19.1	31.3

Total revenues	100.0	100.0	100.00	100.0

Cost of revenues:
Cost of product revenues	21.1	21.6	33.8	20.9
Cost of maintenance and services revenues	6.0	14.3	5.7	12.4

Total cost of revenues	27.1	35.9	39.5	33.3

Gross profit	72.9	64.1	60.5	66.7

Operating expenses:
Research and development	8.2	13.0	8.3	12.9
Selling and marketing	6.7	11.5	6.6	11.2
General and administrative	21.3	10.2	19.3	11.1
Income from settlement of lawsuit	—	—	—	(19.7)

Total operating expenses	36.2	34.7	34.2	15.5

Operating income	36.7	29.4	26.3	51.2
Interest income	17.8	15.7	17.5	17.9
Other, net	0.3	(0.6)	0.6	(0.4)

Income before income taxes	54.8	44.5	44.4	68.7
Income tax provision	21.0	16.8	17.1	26.0

Net income	33.8%	27.7%	27.3%	42.7%

Comparison of Results for the three months ended June 30, 2008 and 2007

Revenues. Revenues were $26.0 million for the three months ended June 30, 2008, compared to $31.3 million for the three months ended June 30, 2007. Product revenues were $17.4 million for the three months ended June 30, 2008, compared to $25.2 million for the three months ended June 30, 2007. The $7.8 million decrease in product revenues resulted primarily from reductions of $4.7 million, $2.4 million and $2.1 million in revenues from the CNE, UKvisas and the Ohio Bureau of Criminal Investigation (“OBCI”), respectively, due to the completion of contracts in 2007 under which we provided AFIS solutions to these customers. This reduction in product revenues was partially offset by an increase in sales to various customers, including DHS.

Maintenance and services revenues increased to $8.6 million for the three months ended June 30, 2008 from $6.1 million for the same period of the prior year. The increase of $2.5 million was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, (ii) revenues earned under our recent arrangement to operate and maintain an AFIS used to obtain, transmit, and match finger images for applicants and recipients of food stamp benefits in the State of Texas and (iii) the identity management and credentialing services business we purchased from MAXIMUS Inc. on April 30, 2008 (the “SSD Business”).

Gross Profit. Gross profit as a percentage of revenues was 64.1% for the three months ended June 30, 2008, compared to 72.9% for the three months ended June 30, 2007. Product gross margins were 67.7% for the three months ended June 30, 2008, compared to 73.8% for the three months ended June 30, 2007. The decrease in margins on product revenues was primarily due to a change in the mix of products sold during the three months ended June 30, 2008. During the three months ended June 30, 2008, we recognized a greater portion of our revenues from hardware intensive AFIS solutions which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues increased $1.8 million or 97.2%, to $3.7 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007. This increase was the result of the increase in maintenance and support services provided during the period. Margins on maintenance and services decreased from 68.9% during the three months ended June 30, 2007 to 56.8% during the three months ended June 30, 2008 primarily due to an increase in the number of personnel engaged in providing maintenance and support services, due to expanded capacity in response to increasing demand and the acquisition of the SSD Business. In addition, the decrease in margins on maintenance and services was partially due to the SSD Business, which has lower gross margins than our historic service gross margins.

Research and Development. Research and development expenses increased to $3.4 million, or 13.0% of revenues, for three months ended June 30, 2008, compared to $2.6 million, or 8.2% of revenues, for the three months ended June 30, 2007. The increase of $800,000 was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount. In connection with our effort to develop new products for our customers, we increased research and development headcount by 38% to 142 as of June 30, 2008 from 103 as of June 30, 2007.

Selling and Marketing. Selling and marketing expenses increased to $3.0 million, or 11.5% of revenues, for the three months ended June 30, 2008, compared to $2.1 million, or 6.7% of revenues, for the three months ended June 30, 2007. The increase in selling and marketing expenses of $900,000 was primarily due to an increase in salary expenses and other labor related costs which was driven by an increase in headcount from 25 at June 30, 2007 to 37 at June 30, 2008. In anticipation of a general increase in the number and size of contracts coming up for proposal in the biometric security industry, management had instituted an effort to expand its marketing and business development capabilities during 2007. This effort included an expansion in our selling and marketing related headcount, including the hiring of several key executives in the U.S., Canada and the U.K.

General and Administrative. General and administrative expenses decreased to $2.7 million, or 10.2% of revenues, for the three months ended June 30, 2008, compared to $6.7 million, or 21.3% of revenues, for the three months ended June 30, 2007. The $4.0 million decrease was primarily due to the settlement, effective as of September 2007, of our legal action against Northrop Grumman. Legal and related professional fees incurred in connection with our lawsuit against Northrop Grumman were $4.0 million during the three months ended June 30, 2007.

Interest Income. We earned interest income of $4.1 million during the three months ended June 30, 2008, compared to $5.6 million during the three months ended June 30, 2007. The decrease in interest income was primarily due to a decrease in interest rates and a lower average cash and investment balances as a result of our stock repurchase program partially offset by cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $4.4 million during the three months ended June 30, 2008 as a result of the net income earned in the period. Our effective tax rate of 37.7% for the three months ended June 30, 2008 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $6.6 million, with an effective tax rate of 38.4%, during the three months ended June 30, 2007 as a result of the net income earned in the period. Our effective tax rate of 38.4% for the three months ended June 30, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by federal and state research and development credits.

Comparison of Results for the six months ended June 30, 2008 and 2007

Revenues. Revenues were $50.7 million for the six months ended June 30, 2008, compared to $61.4 million for the six months ended June 30, 2007. Product revenues were $34.8 million for the six months ended June 30, 2008, compared to $49.7 million for the six months ended June 30, 2007. The $14.9 million decrease in product revenues resulted primarily from a decrease in revenues of $14.0 million from the CNE due to the completion of their contract in 2007.

Maintenance and services revenues increased to $15.9 million for the six months ended June 30, 2008 from $11.7 million for the same period of the prior year. The increase of $4.2 million, was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, (ii) revenues earned under our recent arrangement to operate and maintain an AFIS used to obtain, transmit, and match finger images for applicants and recipients of food stamp benefits in the State of Texas and (iii) the contribution from the SSD Business.

Gross Profit. Gross profit as a percentage of revenues was 66.7% for the six months ended June 30, 2008, compared to 60.5% for the six months ended June 30, 2007. Product gross margins were 69.5% for the six months ended June 30, 2008, compared to 58.2% for the six months ended June 30, 2007. The improvement in margins on product revenues was primarily due to a change in the mix of products sold during the six months ended June 30, 2008. During the six months ended June 30, 2007, we recognized a significant portion of our revenues from hardware intensive AFIS solutions which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues increased $2.8 million, or 80.3%, to $6.3 million for the six months ended June 30, 2008 from $3.5 million for the six months ended June 30, 2007. This increase was the result of the increase in maintenance and support services provided during the period as well as contribution from the SSD Business. Margins on maintenance and services decreased from 70.2% during the six months ended June 30, 2007 to 60.4% during the six months ended June 30, 2008 primarily due to an increase in the number of personnel engaged in providing maintenance and support services, as we expand capacity in response to increasing demand. In addition, the decrease in margins on maintenance and services were partially due to the SSD Business, which has lower gross margins than our historic service gross margins.

Research and Development. Research and development expenses increased to $6.6 million, or 12.9% of revenues, for six months ended June 30, 2008, compared to $5.1 million, or 8.3% of revenues, for the six months ended June 30, 2007. The increase of $1.4 million, was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount. In connection with our effort to develop new products for our customers, we increased research and development headcount by 38% to 142 as of June 30, 2008 from 103 as of June 30, 2007.

Selling and Marketing. Selling and marketing expenses increased to $5.7 million, or 11.2% of revenues, for the six months ended June 30, 2008, compared to $4.1 million, or 6.6% of revenues, for the six months ended June 30, 2007. The increase in selling and marketing expenses of $1.6 million, was primarily due to an increase in salary expenses and other labor related costs driven by an increase in headcount of 12 from June 30, 2007 to June 30, 2008. This increase in headcount was in anticipation of a general increase in the number and size of contracts coming up for proposal in the biometric security industry. In response to this anticipated demand, management instituted an effort to expand its marketing and business development capabilities during 2007. This effort included an expansion in our selling and marketing related headcount, including the hiring of several key executives in the U.S., Canada and the U.K.

General and Administrative. General and administrative expenses decreased to $5.6 million, or 11.1% of revenues, for the six months ended June 30, 2008, compared to $11.9 million, or 19.3% of revenues, for the six months ended June 30, 2007. The $6.3 million decrease was primarily due to the settlement, effective as of September 2007, of our legal action against Northrop Grumman. Legal and related professional fees incurred in connection with our lawsuit against Northrop Grumman were $6.7 million during the six months ended June 30, 2007.

Income from Settlement of Lawsuit. In January 2008, we received $20.0 million in connection with the settlement of our legal claims against Northrop. Upon collecting the proceeds from the settlement we recognized $10.0 million in the quarter ended March 31, 2008, representing the residual fair value of the Settlement Agreement component, as Income from settlement of lawsuit.

Interest Income. We earned interest income of $9.1 million during the six months ended June 30, 2008, compared to $10.8 million during the six months ended June 30, 2007. The decrease in interest income was primarily due to a decrease in interest rates and lower average cash and investment balances as a result of our stock repurchase program partially offset by cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $13.2 million during the six months ended June 30, 2008 as a result of the net income earned in the period. Our effective tax rate of 37.8% for the six months ended June 30, 2008 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $10.5 million, with an effective tax rate of 38.4%, during the six months ended June 30, 2007 as a result of the net income earned in the period. Our effective tax rate of 38.4% for the six months ended June 30, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by federal and state research and development credits.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of June 30, 2008, we had $14.0 million in cash and cash equivalents and $416.3 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the six months ended June 30, 2007 and 2008 was as follows:

Liquidity and Capital Resources (continued)

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$16,788	$21,638
Changes in:
Billed and unbilled accounts receivable	5,215	(5,280)
Inventory and contract related costs	9,440	(4,560)
Accounts payable and accrued expenses	5,244	9
Deferred revenues	(18,504)	21,233
Deferred income taxes and taxes payable	10,012	379
Net other activity	282	2,054

Net cash provided by operating activities	$28,477	$35,473

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

The $21.2 million increase in deferred revenues during the six months ended June 30, 2008 was partially due to funds collected in connection with the settlement of our litigation with Northrop. We collected $20.0 million in January 2008 and recognized income of $10.0 million, representing the residual fair value of the Settlement Agreement. The remainder of $10.0 million was recorded as deferred revenue. The remaining $11.2 million increase in deferred revenues is related to various contracts, including Maryland and Spain. Deferred revenue balances as of December 31, 2006, representing cash collected from significant customers such as the CNE, the RCMP and a large domestic customer were recognized during the six months ended June 30, 2007. The $18.5 million net reduction in deferred revenues during the six months ended June 30, 2007 was primarily due to the completion of long-term projects for CNE and RCMP and the corresponding recognition of revenues.

A build up of project related costs in inventory during the six months ended June 30, 2008 contributed to reducing the total cash provided from operating activities by $4.6 million. The build up of these costs was concurrent with the deferral of revenues or the expected billings as the related products were not delivered as of June 30, 2008. Conversely, the reduction in inventory and contract related costs during the six months ended June 30, 2007 was due to the completion and delivery of products that were in process at December 31, 2006. Timing of billings to our governmental customers caused our accounts receivable balances to fluctuate. This reduced our cash provided by operating activities during the six months ended June 30, 2008. Conversely, this increased our cash provided by operating activities during the six months ended June 30, 2007.

As of December 31, 2007, we had no federal or state net operating loss carryforwards (NOL’s) due to the full utilization of NOL’s as a result of the taxable income earned in prior years. Our NOL’s were generated primarily from the disqualifying disposition of incentive stock options. During the year ending December 31, 2008, we expect our cash expenditures for income taxes to increase significantly in comparison to prior years. As a result of the income earned during the six months ended June 30, 2008, our income tax expense increased. Due to the increase in taxable income, we made cash payments of $10.3 million during the six months ended June 30, 2008. Our balance for deferred income taxes is primarily impacted by our continued generation of taxable income and the associated utilization of NOL’s during the six months ended June 30, 2007 and utilization of tax credits during the six months ended June 30, 2008.

Cash (Used In) Provided by Investing Activities

Net cash (used in) and provided by investing activities was $(31.6) million and $8.6 million for the six months ended June 30, 2007 and 2008, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash used of $31.5 million and provided by of $18.8 million during the six months ended June 30, 2007 and 2008, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. During the six months ended June 30, 2008, we paid $3.0 million to acquire a 20% interest in ANP Technologies, Inc. and $4.9 million to acquire the Security Solutions Division of MAXIMUS Inc. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $700,000 and $2.0 million for the six months ended June 30, 2007 and 2008, respectively.

Cash provided by (used in) Financing Activities

Cash provided by (used in) financing activities was $335,000 and $(38.4) million for the six months ended June 30, 2007 and 2008, respectively. Cash of $41.8 million was used to acquire 4,491,003 shares under our stock repurchase program for the six months ended June 30, 2008. Proceeds from the exercise of stock options were $335,000 and $452,000 during the six months ended June 30, 2007 and 2008, respectively.

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, we may repurchase up to $100 million of our common stock over a period of 12 months. Acting pursuant to this approval, we repurchased 1,142,302 shares at an aggregate cost of $13.9 million during the fourth quarter of the year ended December 31, 2007. In addition, we used $41.8 million to repurchase 4,491,003 shares of our common stock during the six months ended June 30, 2008. The authorized amount remaining available under the program for share repurchases as of June 30, 2008 was $44.3 million.

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

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Notes to the Condensed Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $4.3 million as of June 30, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheet, statement of income or cash flows. See Note 7 to the Condensed Consolidated Financial Statements for information and related disclosures regarding our fair value measurements.

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

In 2007 and for the six months ended June 30, 2008, we derived 25% and 43%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In the six months ended June 30, 2008 a logistical partner of the DHS accounted for 43% of revenues. In 2007, the DHS and the CNE collectively accounted for 25% of revenues, or 12% and 13%, respectively. The success of our business is substantially dependent on the continuation of our relationships with, and additional sales to, our significant customers. In addition, our business is dependent upon entering into relationships with additional significant customers. To the extent that any significant customer reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. None of our customers are obligated to purchase additional solutions from us. As a result, the amount of revenue that we derive from a specific customer may vary from period to period, and a significant customer in one period may not be a significant customer in any subsequent period. For example, our most recent arrangement with the CNE was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007. We do not have any agreements to sell additional solutions to the CNE.

In 2007 and for the six months ended June 30, 2008, we derived 57% and 80%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 42% of our revenues in 2007 and 9% of our revenues for the six months ended June 30, 2008 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Historically, our business and products have been focused on the government and law enforcement markets. In 2007 and during the six months ended June 30, 2008, sales to customers in these markets accounted for at least 97% of our revenues. A component of our strategy is to develop and grow our sales of other fingerprint biometrics solutions. The market for these solutions is at an early stage of development compared to the market for law enforcement and other government sector biometrics products. We cannot assure you that other fingerprint biometrics products and solutions will gain wide market acceptance, that this market will develop and grow as we expect, that we will successfully develop products for this market or that we will have the same success in this market as we have had in the government and law enforcement markets. In addition, we cannot assure you that our strategy of expanding our business to cover biometric solutions and products based on biometrics other than fingerprints will be successful.

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

Ming Hsieh, our Chief Executive Officer, controlled a majority of our outstanding common stock as of June 30, 2008. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the NASDAQ corporate governance rules, and therefore we are entitled to exemptions from certain of the NASDAQ corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these NASDAQ corporate governance requirements.

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

In 2007 and for the six months ended June 30, 2008, revenues outside of the Americas accounted for approximately 17% and 12%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock we made during the quarterly period ended June 30, 2008:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	570,584	$9.13	570,584	$44,344,452
May 1, 2008 – May 31, 2008	0	0	0	44,344,452
June 1, 2008 – June 30, 2008	0	0	0	44,344,452

Total	570,584		570,584	$44,344,452

(1)	On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007, we may repurchase up to $100 million of our common stock. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. The program will terminate on October 29, 2008. We are not obligated to purchase any shares. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases under the program can be discontinued at any time our management feels additional purchases are not warranted. As part of our stock repurchase program, on November 30, 2007, we entered into a stock repurchase agreement with Morgan Stanley & Co. (the “November 2007 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on December 4, 2007, up to $25 million of shares of our common stock. The November 2007 repurchase agreement terminated in March 2008. Further, pursuant to our repurchase program, on February 28, 2008, we entered into an additional stock repurchase agreement with Morgan Stanley (the “February 2008 repurchase agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on the date after the full $25 million of our shares is repurchased under the November 2007 repurchase agreement, up to an additional $20 million of shares of our common stock. The February 2008 repurchase agreement will terminate on October 29, 2008, unless terminated earlier pursuant to its terms. The authorized amount remaining available under our repurchase program for share repurchases was $44.3 million at June 30, 2008.

Item 5.	Other Information

On July 24, 2008, the compensation committee of our board of directors awarded James Jasinski, our Executive Vice President, Federal and State Systems, a $50,000 discretionary bonus for his contributions to our business.

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

Date: August 7, 2008