Form 10-K
period 2008-12-31
Cogent, Inc.
filed 2009-03-03
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code: (626) 325-9600

Securities registered pursuant to Section 12(b) of the Act: Common Stock

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2008 (the last trading day in the second calendar quarter of 2008) as reported on the NASDAQ Global Select Market was $437,312,542.*

As of February 23, 2009, there were 89,578,446 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

COGENT, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2008

TRADEMARKS

We have registered U.S. trademarks for Cogent, Cogent Systems, BlueCheck, Live-ID, Fusion and PMA. Each trademark, trade name or service mark of another company appearing in this Annual Report on Form 10-K belongs to its holder, and does not belong to us.

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

Overview

We are a leading provider of Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. Our AFIS solutions enable customers to capture fingerprint images electronically, encode fingerprints into searchable files and accurately compare a set of fingerprints to a database of potentially millions of fingerprints in seconds. For over eighteen years, we have researched, designed and developed fingerprint biometric technologies that incorporate advanced concepts in fluid dynamics, neural networks, image enhancement, data mining and massively parallel processing. Our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively achieve what we believe to be industry-leading accuracy rates and performance. We support the latest standards in fingerprint biometrics and have based our systems on cost-effective, industry-standard hardware and software platforms. We are focused on enabling our customers to expand the capabilities of their systems as their biometrics needs evolve.

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

Fingerprints have been, and we believe will continue to be, the most widely used biometric because they are relatively simple to capture, either voluntarily or from latents at crime scenes, are relatively non-intrusive and benefit from a substantial existing infrastructure that employs fingerprints for identification. Governments and law enforcement agencies around the world have already created vast databases of fingerprints and the American National Standard Institute and the National Institute of Standards and Technology have standardized a common format, called ANSI/NIST, which is used to describe, classify and share fingerprints. According to the FBI, its criminal database alone contains the fingerprints of more than 60 million individuals. In addition, the United States Department of Homeland Security database contained the fingerprints of over 100 million individuals at the end of 2008. Other organizations throughout the world, including foreign governments and law enforcement agencies, other U.S. government agencies such as the Financial Industry Regulatory Authority and the Department of State, and the approximately 15,000 state and local law enforcement agencies in the United States, also have established large fingerprint databases, and these databases are continuing to grow.

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

•

Performance Constraints. To address heightened security requirements, organizations are beginning to perform biometric authentication checks in areas of high traffic, such as airports, embassies or state/country borders, where it is more challenging to capture full tenprints. In these environments, fast capture and response times are required. Moreover, many AFIS use binning to try to expedite response times, but AFIS that use binning are ineffective at delivering accurate search results in a timely manner when the subject submits less than a full tenprint, as binning under such circumstances eliminates much less of the database and necessitates a broader and more time-consuming search.

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

Our Solution

We are a leading provider of advanced AFIS and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. For over eighteen years, we have researched, designed, developed and marketed advanced fingerprint biometric technologies and integrated solutions. We believe our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively deploy AFIS solutions that consistently deliver industry leading accuracy rates and performance. Our solutions are designed to be scalable, enabling customers to seamlessly expand the capabilities of their AFIS, and flexible, enabling customers to deploy our AFIS in a variety of operating systems and hardware configurations. As a result, we provide a complete AFIS solution that enables customers to achieve a low total cost of ownership both upon initial deployment and throughout its entire lifecycle. Key benefits of our solutions include:

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

High Accuracy Rates. We believe our solutions enable our AFIS customers to search large databases with industry leading accuracy and performance. In an April 2005 study published by the National Institute of Standards and Technology evaluating the accuracy of 1:1 matching, our solution was rated the most accurate. A key factor in our ability to achieve these accuracy rates is our approach of searching the entire database rather than relying on binning like most other AFIS. As a result, our solutions do not suffer from binning errors. We can more effectively search both flat and rolled prints, which leads to increased accuracy. Moreover, because our software reflects our over eighteen years of research and development on neural network, fluid dynamics and advanced image processing principles, we are able to extract more minutiae from lower quality fingerprints to minimize detection failures and false positives.

High Performance. Our solutions deliver high performance and enable rapid response times when searching large databases while still maintaining a high degree of accuracy. Our PMA servers accelerate the processing capability of standard server architectures and can compare over six million fingerprints per second per PMA server. We achieve this performance level by implementing our advanced search algorithms and our proprietary Data Flow technology, which enables massively parallel processing on our PMA servers to eliminate the need for binning. Because we do not need to bin, our solutions can rapidly search based on any number of prints. Furthermore, our PMA servers can be easily clustered together, which enables customers to employ multiple servers in an integrated solution and achieve throughput levels that scale with their needs. Our rapid response times enable our customers to deploy our systems in high traffic areas where real-time authentication or identification based on flat prints is critical.

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

Products and Services

We offer biometrics solutions to the government sector, which consists of federal, state, local and foreign governments and agencies, including immigration/border control agencies, electoral commissions and law enforcement agencies and the market for other fingerprint biometric solutions, which are emerging applications primarily for the commercial sector. Our products for the government sector are principally AFIS solutions, and our products for the commercial sector, which generated approximately 2% of our revenues in 2008, are other fingerprint biometric solutions principally based on our proprietary application specific integrated circuit, or ASIC, technology. At the core of each of our products is our proprietary Image Flow Processing, Data Flow Computing and Information Fusion software.

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

Cogent Live-ID. Our Live-ID AFIS solution enables our customers to rapidly identify individuals who submit their fingerprints for border crossings, background checks, fraud prevention, criminal investigation, document identification, voting stations and other activities where security is a concern. Live-ID has been deployed in many demanding environments, including the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program. As a result of our powerful searching and matching technology and the improved feature extraction from our image capture technology, Live-ID provides a rapid and efficient identification solution using only two flat fingerprints. Our Live-ID system can be configured to run on hand-held devices, notebook computers, stand-alone workstations and enterprise systems serving users in a vast network of sites. Live-ID can be implemented on platforms operating under UNIX, Windows and Linux, enabling users to submit search transactions and receive results with a standard web browser. Live-ID can also be used in non-governmental environments to provide authentication of an individual’s identity for a variety of transactions, including e-commerce applications.

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

AFIS Products

We offer two key products in our AFIS solutions deployments:

Programmable Matching Accelerator Servers. Our proprietary PMA server is a high-speed image matching server at the core of a customer’s AFIS or Live-ID system that can support search speeds of up to six million print comparisons per second per server. These speeds, which are made possible by the integration of our proprietary software with our advanced design PMAs, are necessary to adequately address the needs of customers that require real-time identification results when searching databases containing thousands to millions of records.

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

Fusion. The Fusion is a handheld device for military and law enforcement personnel operating in a variety of austere environments around the globe. The device captures and stores 10,000 plus (scalable) records: forensic-quality fingerprints, latent fingerprints, iris images, photos and textual data. Other features include internal matching against stored records, wireless connectivity via 802.11b/g or Bluetooth, GPS tagging of all records collected, and a weight of just over one pound.

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

Technology

We developed our proprietary technology through an extensive research and development program focused on innovative algorithms for image processing and biometric identification. These highly complex matching algorithms are the core of our technology, and we have optimized the hardware deployed in our customers’ systems to run these algorithms efficiently. Our engineers have extensive expertise in matching algorithms, image enhancement, image compression, fuzzy mathematics, morphology, neural networks, security, encryption, communications, data mining and data fusion. By leveraging this expertise over our eighteen year history, we have developed advanced algorithms for statistical pattern recognition, structural pattern recognition, random process modeling and error and distortion modeling.

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

The design of our PMA boards also manifests our Data Flow technology. The PMA board design features extremely high input/output bandwidth to process the database using a massively parallel and hyper-pipeline architecture implemented on a single card that plugs into a standard interface on a commercially available server. Our PMA servers have been designed to support the high-speed capabilities of the Data Flow algorithms and provide scalable matching units that can individually perform six million fingerprint comparisons per second. For every transaction, our PMA server initializes the search engine by loading the search fingerprint minutiae data to the search engine. The PMA server continues sending the fingerprint minutiae data to the data pipe of the search engine while the search engine data pipe is not full.

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

Customers

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. The table below indicates the percentage of our total revenues from customers from whom we derived at least 10% of our revenues for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
Percentage of Revenues	2006	2007	2008
DHS	23%	34%	57%
CNE	37%	13%	0%

The DHS obtains our products and services either under a blanket purchase order agreement or by instructing contractors to purchase our products and services on its behalf.

Our most recent arrangement with the National Electoral Council of Venezuela (“CNE”) was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007.

Sales and Marketing

We market our AFIS solutions and other fingerprint biometrics solutions directly to end-users and indirectly through prime contractors. We market our proprietary ASIC device indirectly through OEMs, resellers and distributors. As of December 31, 2008, we employed 36 individuals who were involved in our sales and marketing efforts.

Sales efforts for our AFIS and other government related fingerprint biometrics solutions are predominantly focused on establishing and maintaining new and existing relationships with defense and IT solutions companies that typically serve as prime contractors on government projects. We also market our AFIS and other government related fingerprint biometrics solutions directly to end customers if the project is focused primarily on a biometrics implementation. For large AFIS deployments, a government entity typically issues a request for proposal, or RFP. In the RFP, the entity will usually provide the project’s specifications and performance requirements, and then solicit proposals from prospective prime contractors who are on the approved vendor list. Because we are one of three leading vendors that offer AFIS solutions, we are typically included in any U.S. or international RFP that is open for competitive bidding. We enhance our opportunities for being selected as a prime or subcontractor by utilizing references from our existing customers, usually bidding on a fixed price basis and employing consultants who have strong relationships in our international markets. We assemble a multi-disciplined project management team to draft the proposal, or to assist with drafting if we are the subcontractor, negotiate the actual contract and deploy the solution. Once our solution has been deployed, the project management team educates our customer on the use of our AFIS and other biometrics solutions. The project management team is also frequently involved in upgrading our customers to more comprehensive solutions as their needs grow. In addition, when competing for local, state and international contracts from governments and law enforcement agencies, we seek to team with local systems integrators in the jurisdiction in which the contract is to be performed.

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

Manufacturing and Suppliers

For our PMA servers, we conduct finish assembly operations, quality assurance, manufacturing engineering, documentation control and integration at our headquarters facility in Pasadena, California. We acquire the servers from commercial suppliers such as IBM and Hewlett-Packard. We outsource the assembly of our PMA boards to contract manufacturers to reduce fixed costs and to provide flexibility in meeting market demands. We directly purchase the components of our PMA boards, including printed circuit boards, field programmable gate arrays and memory integrated circuits, and our contract manufacturers assemble them to our specifications. The contract manufacturers deliver the assembled PMA boards to us, and we perform finish assembly procedures before testing and integrating the final products into the commercial servers with software and manuals in our Pasadena, California facility.

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

Competition

The market for biometric solutions is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. A significant number of established companies have developed or are developing and marketing software and hardware for biometric products and applications that currently compete or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions, and traditional key, card, surveillance and password systems. Many of our competitors have significantly more financial and other resources than we do. We believe that additional competitors will continue to enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase in the near term. We sometimes compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us. Our current principal competitors include:

•

diversified technology providers, such as NEC and Safran Group (through its wholly owned subsidiary Sagem Morpho) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies and L-1 Identity Solutions;

•

prime government contractors that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometrics solutions, such as AuthenTec, Dermalog and UPEK.

We believe the principal competitive factors in the market for complete AFIS solutions include the following:

•	accuracy of matching;

•	speed of matching;

•	pricing including total cost of system ownership, including initial costs and ongoing maintenance and support;

•	customization;

•	scalability that enables rapid and accurate matching in extremely large databases; and

•	quality of service and support.

We believe the principal competitive factors in the market for other fingerprint biometric solutions include the following:

•	degree of security provided;

•	ease of use;

•	functionality;

•	price;

•	size; and

•	reliability.

We believe that we compete favorably with our competitors in both of the above markets on the basis of the aforementioned factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog also includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2007 and 2008, our total backlog was $140.1 million and $168.1 million, respectively. Approximately $78.4 million of backlog is not expected to be filled in 2009. We cannot assure you that we will realize revenue from our entire backlog or as to timing thereof. In addition, a significant portion of our revenue is not recognized upon shipment, but is recognized only upon customer acceptance of our systems or over the term of our contracts under the percentage-of-completion method.

Research and Development

We engage in substantial research and development to advance our core products and develop new products and carryout research and development activities at our corporate headquarters in Pasadena, California and at various international locations. We conduct research on algorithm development, hardware development, system engineering and architecture, industry standards, technology integration, user productivity features and performance enhancement. We also invest substantial resources in commercializing the technology that we develop in our research and development efforts into products that meet the needs of our customers. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Our research and development expense was $8.6 million in 2006, $10.6 million in 2007 and $14.8 million in 2008.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. The core technology used in our products and solutions is not the subject of any patent or copyright protection. We have two issued patents on technology related to optical sensors and image reconstructions for the commercial markets, and have two pending patent applications related to our Data Flow and Information Fusion technology. We also rely primarily on a portfolio of intellectual property rights, both foreign and domestic, including trade secrets, trademarks, contractual provisions, patent applications and licenses to protect our intellectual property. Our registered trademarks relate to Cogent, Cogent Systems, BlueCheck, Live-ID, Fusion and PMA.

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

Employees

As of December 31, 2008, we employed 365 full-time employees, including 176 in research and development, 130 in operations and engineering services, 36 in sales and marketing and 23 in general and administration. At December 31, 2008, 219 of our employees were located in the United States and 146 of our employees were located outside the United States.

We have never had any work stoppage and none of our employees are represented by a labor organization or are party to any collective bargaining arrangements. We consider our employee relations to be good.

Government Regulation

Our business is subject to various government regulations, including:

•

the Federal Acquisition Regulations, or the FAR, and agency regulations supplemental to the FAR, which comprehensively regulate the formation and administration of, and performance under government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards, which impose accounting requirements that govern the right to reimbursement under cost-based government contracts;

•	the Foreign Corrupt Practices Act; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Segment Information; Financial Information about Geographic Areas

We consider our business activities to constitute a single segment. A summary of our revenues and assets by geographic area is set forth in Note 14 to our consolidated financial statements included elsewhere in this Annual Report.

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

We derive substantially all of our revenues from contracts with international, federal, state and local governments and government agencies, and subcontracts under federal government prime contracts, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect our financial performance. Among the factors that could adversely affect our business are:

•	changes in fiscal policies or decreases in available government funding;

•	changes in government funding priorities;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security and defense issues;

•	potential delays or changes in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices.

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

In 2007 and 2008, we derived 47% and 57%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2007, the DHS and the CNE collectively accounted for 47% of revenues, or 34% and 13%, respectively. In 2008, the DHS accounted for 57% of revenues. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. To the extent that any significant customer, like the DHS, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. For example, a delay in the rollout of US-VISIT, or the completion of the implementation of that program, resulting in a decrease or cessation of orders for our products from the DHS, would materially affect our business. Further, we do not have any agreements to sell additional solutions to the CNE, and we currently anticipate that we will not make any further sales to the CNE.

In 2007 and 2008, we derived 57% and 80%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

•	companies focused on other fingerprint biometric solutions, such as AuthenTec, Dermalog and UPEK.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 42% of our revenues in 2007 and 8% of our revenues in 2008 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

We record an item as backlog when we receive a contract, purchase order or other notification indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2007 and 2008, our total backlog was $140.1 million and $168.1 million, respectively. Approximately $78.4 million of backlog is not expected to be filled in 2009.

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

Ming Hsieh, our Chief Executive Officer, controlled a majority of our outstanding common stock as of December 31, 2008. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the NASDAQ corporate governance rules, and therefore we are entitled to exemptions from certain of the NASDAQ corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these NASDAQ corporate governance requirements.

Because competition for highly qualified project managers and technical personnel is intense, we may not be able to attract and retain the managers we need to support our business plan.

To execute our business plan, we must attract and retain highly qualified project managers. Competition for hiring these managers is intense, especially with regard to engineers with high levels of experience in designing, developing and integrating biometrics solutions. We may not be successful in attracting and retaining qualified managers. Many of the companies with which we compete for hiring experienced managers have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity incentives they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key managers. If we fail to attract new personnel or fail to retain and motivate our current managers, our business and future growth prospects could be severely harmed.

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

During each of the years ended December 31, 2007 and December 31, 2008, revenues outside of the Americas accounted for approximately 17% and 14%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Our current business and products are based primarily on fingerprint biometrics. It is possible that other biometrics solutions could become predominant or more significant in the future, such as biometrics based on face or iris recognition. In such event, we cannot assure you that we would be able to develop and market successful products and solutions based on these other biometrics or that any such products or solutions we develop would be as successful as our fingerprint biometric solutions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 151,000 square feet in Pasadena, California in a building we purchased in 2005. We also lease properties in Reston, Virginia, Dublin, Ohio, Austin Texas, London, U.K., Vienna, Austria, Taipei, Taiwan, Beijing, China and Ontario, Canada for use as local project management and business development offices, and lease a manufacturing and research and development facility in Shenzhen, China. The size and location of these properties changes from time to time based on business requirements. In addition, we own a 20,074 square feet building in South Pasadena, California which we currently lease to a third party. We believe our space is adequate for current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	Common Stock Price
	High	Low
Fiscal Year 2007
First Quarter 2007	$13.98	$10.17
Second Quarter 2007	15.62	12.92
Third Quarter 2007	17.02	12.71
Fourth Quarter 2007	17.00	10.20
Fiscal Year 2008
First Quarter 2008	$11.50	$8.28
Second Quarter 2008	12.77	8.85
Third Quarter 2008	12.38	9.60
Fourth Quarter 2008	14.40	7.88

As of February 23, 2009, there were 89,578,446 holders of record of our common stock. On February 23, 2009, the last sale price reported on the NASDAQ Global Select Market for our common stock was $10.65 per share.

We did not declare or pay any cash dividends on our common stock during our fiscal years ended December 31, 2007 and 2008. We do not anticipate paying dividends on our common stock for at least the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and other factors as the Board of Directors, in its discretion, deems relevant.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	363,472	$9.19	363,472	$91,003,837
November 1, 2008 - November 30, 2008	42,300	8.94	42,300	90,625,768
December 1, 2008 - December 31, 2008	—	—	—	90,625,768

Total	405,772		405,772	$90,625,768

(1)

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007, we were authorized to repurchase up to $100 million of our common stock. The initial expiration date of the program was October 29, 2008. On November 13, 2008, we announced that our Board of Directors had extended the expiration date of the repurchase program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases under the program can be discontinued at any time our management feels additional purchases are not warranted. As part of our stock repurchase program, on November 30, 2007, we entered into a stock repurchase agreement with Morgan Stanley & Co. (the “November 2007 Repurchase Agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on December 4, 2007, up to $25 million of shares of our common stock. The November 2007 Repurchase Agreement terminated in March 2008. On February 28, 2008, we entered into an additional stock repurchase agreement with Morgan Stanley (the “February 2008 Repurchase Agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on the date after the full $25 million of our shares was repurchased under the November 2007 repurchase agreement, up to an additional $20 million of shares of our common stock as part of our stock repurchase program. The February 2008 Repurchase Agreement terminated on October 29, 2008. On November 13, 2008, we entered into an additional stock repurchase agreement with Morgan Stanley (the “November 2008 Repurchase Agreement”) pursuant to which we appointed Morgan Stanley to repurchase up to an additional $35 million of shares of our common stock as part of our stock repurchase program. The November 2008 Repurchase Agreement will terminate on November 12, 2009, unless terminated earlier pursuant to its terms. The authorized amount remaining available under our repurchase program for share repurchases was $90.6 million at December 31, 2008.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2007 and 2008 and the selected consolidated statement of income data for each of the three years in the period ended December 31, 2008, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2004, 2005 and 2006 and selected consolidated statement of income data for the years ended December 31, 2004 and 2005 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Statements of Income Data:
Revenues:
Product revenues	$74,698	$141,649	$79,055	$80,572	$90,761
Maintenance and services revenues	12,990	18,240	22,602	25,222	34,920

Total revenues	87,688	159,889	101,657	105,794	125,681

Cost of revenues:
Cost of product revenues (1)	25,723	53,308	37,455	33,081	29,335
Cost of maintenance and services revenues (1)	4,104	4,997	6,252	7,615	15,146

Total cost of revenues	29,827	58,305	43,707	40,696	44,481

Gross profit	57,861	101,584	57,950	65,098	81,200

Operating expenses:
Research and development (1)	8,303	8,908	8,627	10,625	14,788
Selling and marketing (1)	5,384	7,543	7,974	9,382	13,187
General and administrative (1)	10,764	10,152	13,031	19,927	10,157
Income from settlement of lawsuit	—	—	—	—	(10,000)

Total operating expenses	24,451	26,603	29,632	39,934	28,132

Operating income	33,410	74,981	28,318	25,164	53,068
Other income:
Interest income	1,144	9,050	17,325	22,132	16,862
Other, net	1,599	518	441	(117)	189

Total other income	2,743	9,568	17,766	22,015	17,051

Income before income taxes	36,153	84,549	46,084	47,179	70,119
Income tax provision (benefit)	(6,428)	19,263	16,356	18,537	24,939

Net income	$42,581	$65,286	$29,728	$28,642	$45,180

(1)	Includes share based compensation expense as follows:

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Cost of product revenues	$172	$246	$307	$332	$470
Cost of maintenance and services revenues	497	444	471	320	576
Research and development	1,413	1,751	650	350	937
Selling and marketing	1,558	1,483	1,387	919	912
General and administrative	6,788	2,154	1,641	804	801

	$10,428	$6,078	$4,456	$2,725	$3,696

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Net income per share (2):
Basic	$0.65	$0.74	$0.32	$0.30	$0.50

Diluted	$0.56	$0.69	$0.31	$0.30	$0.50

Weighted average number of shares used in per share calculations:
Basic	65,617	88,403	94,051	94,223	89,947

Diluted	75,817	94,053	96,037	95,837	90,938

Pro forma net income data (3):
Income before income taxes, as reported	$36,153
Pro forma provision for income taxes	14,837

Pro forma net income	$21,316

Pro forma net income per share
Basic	$0.32

Diluted	$0.28

	December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,004	$19,805	$18,801	$8,955	$34,862
Investments in marketable securities	195,719	330,795	395,425	435,352	445,034
Working capital	187,546	359,190	365,330	374,736	316,454
Total debt	—	—	—	—	—
Total assets	300,894	513,265	540,941	551,188	620,131
Deferred revenue	68,429	45,158	37,504	27,648	74,978
Total stockholders’ equity	222,064	458,612	490,559	510,216	519,472

(2)	See Note 1 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.
(3)	Prior to the termination of our S Corporation status, we were exempt from paying federal income taxes and have paid certain state income taxes at a reduced rate because of our S Corporation status. Our S Corporation status terminated effective September 22, 2004. Pro forma net income data reflects the income tax expense that would have been recorded had we not been exempt from paying taxes under the S Corporation election.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, (“AFIS”), and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts, the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government. In 2008 our revenues improved over 2007 levels as we recorded revenue from an increased number of customers. We believe it will be possible to experience an increase in revenues in 2009 over 2008 levels as we expect to recognize revenue from previously announced contracts with customers including Maryland, Northrop Grumman, Egypt and the DHS, as well as from new contracts with customers such as the DHS, the Bureau of Census, the County of Los Angeles and various programs in Europe.

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

The most significant portion of our revenues in the most recent three fiscal years has been derived form sales to the DHS. The DHS uses our solutions in connection with the implementation of the US-VISIT program. We anticipate that the DHS will account for a significant portion of our revenues for the foreseeable future. . We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the DHS could cause our revenues to fall short of our expectations.

We also expect to experience continued demand from a number of other governments as they deploy AFIS solutions at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, in Belgium, we have been awarded an initial contract to provide a palm and fingerprint identification system to the Belgium National Police. Another example is the contract we recently won to provide integrated biometric collection services to U.K. Post Office Limited. The quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

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

Settlement of Claims against Northrop

In April 2005, we initiated a lawsuit against Northrop Grumman in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets and other claims (the “Action”). On December 5, 2007, we and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement”). Pursuant to the terms of the Settlement, we and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement, we entered into four agreements with Northrop (collectively, the “Agreements”):

1. The “Settlement Agreement,” pursuant to which Northrop agreed to pay us $25 million, of which $15 million was paid in January 2008 and $10 million was paid in January 2009;

2. The “Software License Agreement,” pursuant to which Northrop will pay us $15 million over three years for a non-exclusive license to use certain of our automated fingerprint identification software in certain existing programs, of which $5 million was paid in January 2009;

3. The “Product and Services” Agreement, pursuant to which Northrop will pay us a minimum of $20 million for products and services over the five year term of the agreement, of which $5 million was paid in January 2009; and

4. The “Strategic Alliance Agreement” pursuant to which we and Northrop will meet semiannually over the three year term of the agreement to discuss business opportunities and proposal efforts for the design, development, sale and support of biometric identification solutions.

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

Accounting for the Software License Agreement is subject to the guidance of SOP 97-2. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, we did not believe it appropriate to apply our standard maintenance VSOE rate to this amount and we could not determine the fair value of the associated maintenance commitment. We will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While we were not able to establish VSOE of the maintenance commitment, we believe our standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. We will therefore allocate a portion of the revenues representing our standard annual maintenance renewal rate (based on VSOE), to maintenance revenues. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e. each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying condensed consolidated statement of income for the year ended December 31, 2008.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within our software arrangements falls within a level of accounting literature that is higher than SOP 97-2, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and account for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, we apply the provisions of Emerging Issues Task Force (“EITF”) 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, we account for these arrangements in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $16.9 million, $11.8 million and zero for the years ended December 31, 2006, 2007 and 2008, respectively.

•

Revenue associated with the sale of our application specific integrated circuit, or ASIC applications, stand-alone live-scans and other biometric products, excluding, if applicable, amounts allocated to maintenance for which we have vendor-specific objective evidence of fair value, is recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

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

Investments in Marketable Securities. Our investments in marketable securities consist of money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds and corporate bonds and notes. We account for our investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of

Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. We have the intent, ability and history of holding these securities until maturity. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (“OCI”) as a separate component of stockholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in OCI. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

Management makes decisions relating to our marketable securities in accordance with the criteria, policies and guidelines set forth in a written investment policy adopted by our Board of Directors. The primary goal of our investment policy is to invest cash balances in a manner that ensures the preservation and liquidity of those funds. We are not permitted to invest or trade in securities for short-term speculative purposes, or otherwise hold investments in speculative debt or equity.

The investment policy sets forth eligible investments and mandates the following with respect to our investment portfolio:

•	The maximum maturity for each issue is three years, and the maximum weighted average maturity of our investment portfolio is no more than two years;

•

Investments (other than direct obligations of the U.S. Government and securities of U.S. Government-sponsored agencies) must have a short-term rating of at least A-1/SP-1 by Standard & Poor’s or P-1/MIG 1 by Moody’s. If there is no short-term rating the issuer must have a long-term rating of single “A” or better by Standard & Poor’s or Moody’s. Investments in longer term issues must have a rating of at least single “A” by Standard & Poor’s and/or Moody’s; and

•

Positions in all investments may not exceed 5% per issuer; provided that there is no limitation with regard to money market sweep funds, direct obligations of the U.S. Government or securities of U.S. Government-sponsored agencies.

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of December 31, 2008, our net deferred tax assets were $41.1 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

Accounting for Share-Based Compensation. The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 5 of our condensed consolidated financial statements included elsewhere in this report. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on our common stock, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. Upon adoption of SFAS 123R, the Company estimates the expected term for options granted after April 1, 2006, using the simplified method in accordance with Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which utilizes the weighted average expected life of each tranche of stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation, net of estimated forfeitures, is amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Year Ended December 31,
	2006	2007	2008
Revenues:
Product revenues	77.8%	76.2%	72.2%
Maintenance and services revenues	22.2	23.8	27.8

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	36.8	31.3	23.3
Cost of maintenance and services revenues	6.2	7.2	12.1

Total cost of revenues	43.0	38.5	35.4

Gross profit	57.0	61.5	64.6

Operating expenses:
Research and development	8.5	10.0	11.8
Selling and marketing	7.8	8.9	10.5
General and administrative	12.8	18.8	8.1
Income from settlement of lawsuit	—	—	(8.0)

Total operating expenses	29.1	37.7	22.4

Operating income	27.9	23.8	42.2
Income before income taxes	45.3	44.6	55.8
Income tax provision	16.1	17.5	19.8

Net income	29.2%	27.1%	36.0%

Comparison of Results for the Years Ended December 31, 2007 and 2008

Revenues. Revenues were $125.7 million for the year ended December 31, 2008 compared to $105.8 million for the year ended December 31, 2007. Product revenues were $90.8 million for the year ended December 31, 2008 compared to $80.6 million for the year ended December 31, 2007. The $10.2 million, or 12.6% increase in product revenues was primarily driven by an increase of $37.5 million in revenues from the DHS and Spain. This increase was partially offset by a decrease of $22.2 million in revenues from CNE and RCMP, due to the completion of contracts under which we provided AFIS solutions.

Maintenance and services revenues increased to $34.9 million for the year ended December 31, 2008 from $25.2 million for the year ended December 31, 2007. The increase of $9.7 million or 38.5% was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, (ii) maintenance revenues earned under recent completed arrangements for systems for DHS and Morocco and (iii) contribution from our Security Solutions Division, which we acquired in April 2008 (the “SSD Division”).

Gross Profit. Gross profit as a percentage of revenues was 64.6% for the year ended December 31, 2008 compared to 61.5% for the same period of the prior year. Product gross margins were 67.7% for the year ended December 31, 2008 compared to 58.9% for the year ended December 31, 2007. The improvement in margins on product revenues was primarily due to a change in the mix of products sold during the year ended December 31, 2008. During 2007, we recognized a large portion of our revenues from hardware intensive AFIS solutions which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues increased to $15.1 million for the year ended December 31, 2008 from $7.6 million for the year ended December 31, 2007. Maintenance and services gross margins decreased from 69.8% during the year ended December 31, 2007 to 56.6% during the year ended December 31, 2008. The increase in costs of maintenance and services was primarily due to an increase in the number of personnel engaged in providing maintenance and support services, as we expanded capacity in response to increasing demand. In addition, the decrease in margins on maintenance and services were partially due to the SSD Division, which has lower gross margins than our historic service gross margins.

Research and Development. Research and development expenses increased to $14.8 million, or 11.8% of revenues, for year ended December 31, 2008, compared to $10.6 million, or 10.0% of revenues, for the year ended December 31, 2007. The increase of $4.2 million, or 39.2% was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount. In connection with our effort to develop new products, such as the Fusion and Mobile Ident II for our customers, we increased research and development headcount by 48% to 176 as of December 31, 2008 from 119 as of December 31, 2007.

Selling and Marketing. Selling and marketing expenses increased to $13.2 million, or 10.5% of revenues, for the year ended December 31, 2008, compared to $9.4 million, or 8.9% of revenues, for the year ended December 31, 2007. The increase in selling and marketing expenses of $3.8 million, or 40.6%, was primarily due to an increase in consulting service fees of $1.4 million, to support business development and proposal activities, and an increase in salary expenses and other labor related costs of $1.4 million which were driven by an increase in headcount. This increase in consulting services and headcount was in anticipation of a general increase in the number and size of contracts coming up for proposal in the biometric industry.

General and Administrative. General and administrative expenses decreased to $10.2 million, or 8.1% of revenues, for the year ended December 31, 2008, compared to $19.9 million, or 18.8% of revenues, for the year ended December 31, 2007. The $9.7 million, or 49.0%, decrease was primarily due to the settlement, effective as of September 2007, of our legal action against Northrop Grumman. Legal fees incurred in connection with our lawsuit against Northrop Grumman were $10.8 million during the year ended December 31, 2007, and we only incurred minor legal expenses relating to the settlement in the first quarter of the year ended December 31, 2008. This decrease was partially offset by an increase in accounting fees of $584,000 primarily relating to the Northrop settlement in 2008.

Income from Settlement of Lawsuit. In January 2008, we received $20.0 million in connection with the settlement of our legal claims against Northrop. Upon collecting the proceeds from the settlement we recognized $10.0 million in the quarter ended March 31, 2008, representing the residual fair value of the Settlement Agreement component, as Income from settlement of lawsuit.

Interest Income. We earned interest income of $16.9 million during the year ended December 31, 2008, compared to $22.1 million during the year ended December 31, 2007. The decrease in interest income was primarily due to a decrease in interest rates partially offset by cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $24.9 million during the year ended December 31, 2008 as a result of the net income earned in the period. Our effective tax rate of 35.6% for the year ended December 31, 2008 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the domestic production activities deduction, disqualifying disposition of incentive stock options; and by federal and state research and development credits. We recognized an income tax provision of $18.5 million, with an effective tax rate of 39.3%, during the year ended December 31, 2007 as a result of the net income earned in the period. Our effective tax rate of 39.3% for the year ended December 31, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from research and development credits. The decrease in the effective tax rate from 39.3% during the year ended December 31, 2007 to 35.6% during the year ended December 31, 2008 is primarily due the tax benefits from the domestic production activities deduction and disqualifying disposition of incentive stock options.

Comparison of Results for the Years Ended December 31, 2006 and 2007

Revenues. Revenues were $105.8 million for the year ended December 31, 2007 compared to $101.7 million for the year ended December 31, 2006. Product revenues were consistent at $80.6 million for the year ended December 31, 2007 and $79.1 million for the year ended December 31, 2006. In the year ended December 31, 2007, product revenues were affected by an aggregate increase of $26.9 million in revenues from the DHS, the RCMP, the DGSN, the UkVisas Project and the Attorney General of Ohio, as well as a $23.8 million decrease in product revenues from the CNE, primarily due to the completion of contracts under which we provided AFIS solutions to the CNE.

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

General and Administrative. General and administrative expenses increased to $19.9 million, or 18.8% of revenues, for the year ended December 31, 2007 compared to $13.0 million, or 12.8% of revenues, for the year ended December 31, 2006. The $6.9 million or 52.9% increase was due to a $6.9 million increase in legal fees related to our lawsuit against Northrop Grumman. Legal fees incurred in connection with the Company's legal action against Northrop Grumman were $10.8 million during the year ended December 31, 2007 compared to $3.9 million for the year ended December 31, 2006.

Interest Income. We earned interest income of $22.1 million during the year ended December 31, 2007 compared to $17.3 million during the year ended December 31, 2006. The increase in interest income of $4.8 million or 27.7% was primarily due to higher interest rates and higher cash and investment balances as a result cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $18.5 million during the year ended December 31, 2007 as a result of the net income earned in the period. Our effective tax rate of 39.3% for the year ended December 31, 2007 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from federal and state research and development credits. We recognized an income tax provision of $16.4 million, with an effective tax rate of 35.5%, during the year ended December 31, 2006 as a result of the net income earned in the period. Our effective tax rate of 35.5% for the year ended December 31, 2006 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the disqualifying disposition of incentive stock options and by research and development credits. The increase in the effective tax rate from 35.5% during the year ended December 31, 2006 to 39.3% during the year ended December 31, 2007 is primarily due to the repeal of the Extraterritorial Income Exclusion and a significant decrease in our research and development tax credits coupled with the income tax-related interest and penalties of $552,000 recorded during 2007.

Liquidity and Capital Resources

Since our inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of December 31, 2008, we had $34.9 million in cash and cash equivalents and $445.0 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, accounts payable and accrued expenses, deferred revenues and inventory. The accumulation of $64.8 million in tax benefits from stock option transactions during the year ended December 31, 2005 and the subsequent utilization of those benefits during the years ended December 31, 2006 and 2007 reduced our cash expenditures for income taxes to minimal amounts for the years ended December 31, 2006 and 2007. These tax benefits were fully realized in 2008 resulting in an increase in cash expenditures for income taxes for the year ended December 31, 2008. The effect of these key drivers on our cash provided by operations for the years ended December 31, 2006, 2007 and 2008 was as follows:

	Year ended December 31,
	2006	2007	2008
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$29,728	$28,642	$45,180
Changes in:
Billed and unbilled accounts receivable	18,484	(5,535)	964
Inventory and contract related costs	1,097	8,057	(6,906)
Prepaid expenses and other current assets	4,439	96	(1,397)
Accounts payable and accrued expenses	(636)	1,741	5,533
Deferred revenues	(7,654)	(9,878)	47,330
Deferred income taxes and taxes payable	15,264	15,286	(3,634)
Net other activity	3,960	(2,288)	2,124

Net cash provided by operating activities	$64,682	$36,121	$89,194

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

The $47.3 million increase in deferred revenues during the year ended December 31, 2008 was partially due to funds collected in connection with the settlement of our litigation with Northrop. We collected $20.0 million in January 2008 and recognized income of $10.0 million, representing the residual fair value of the Settlement Agreement. The remainder of $10.0 million was recorded as deferred revenue. The remaining $37.3 million increase in deferred revenues is related to various contracts, including DHS, Maryland, Spain and HP Italy. Deferred revenue balances, as of December 31, 2006, representing cash collected from significant customers such as the CNE, the RCMP and a large domestic customer were recognized during the year ended December 31, 2007. The $9.9 million net reduction in deferred revenues during the year ended December 31, 2007 was primarily due to the recognition of revenues as the corresponding products and services were delivered to these customers. The reduction in deferred revenues during 2006 represented the recognition of contract proceeds which were collected from the CNE and a large domestic customer in previous periods. The increase in cash, from the utilization of inventories, represented the recognition of the costs concurrent with the recognition of the previously deferred revenues.

Our effective tax rates have been impacted by the disqualifying disposition of incentive stock options, domestic activities production deduction and research and development tax credits. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes. During the years ended December 31, 2006 and 2007, we continued to benefit from the deferred tax assets accumulated in prior years. While our net income includes our provision for income taxes at 35.5% and 39.3% of pre-tax income for years ended December 31, 2006 and 2007, respectively, our actual cash expenditures for taxes during the years then ended were minimal. We fully utilized our deferred tax benefits relating to options and experienced an increase in cash payments for income taxes for the year ended December 31, 2008. Disqualifying dispositions were greatly reduced in the year ended December 31, 2008 as compared to the years ended December 31, 2006 and 2007.

Cash used in Investing Activities

Net cash used in investing activities was $62.8 million, $35.5 million and $22.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. Investing activities consisted primarily of (i) purchases and sales of available-for-sale securities and (ii) capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash used of $61.3 million, $33.8 million and $9.7 million during the years ended December 31, 2006, 2007 and 2008, respectively, represented the net increase of investments in marketable securities due to purchases and sales of available-for-sale securities. Capital expenditures of $1.5 million, $2.3 million and $5.3 million during the years ended December 31, 2006, 2007 and 2008, respectively, represented the purchase of computer equipment and software for our engineering, service and information technology departments. In 2008, capital expenditures also included costs related to improvements made to our new corporate headquarters in Pasadena, California. Additionally in 2008, we paid $3.0 million to acquire a 20% interest in ANP Technologies, Inc. and $4.9 million to acquire the assets of the Security Solutions Division of MAXIMUS Inc.

Cash used in Financing Activities

Cash used in financing activities was $2.9 million, $10.7 million and $40.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. We used $3.9 million to repurchase 340,000 shares of our common stock during the year ended December 31, 2006, $13.9 million to repurchase 1,142,302 shares of our common stock during the year ended December 31, 2007 and $45.5 million to repurchase 4,896,775 shares of our common stock during the year ended December 31, 2008. Proceeds from the exercise of stock options were $938,000, $637,000 and $1.1 million during the years ended December 31, 2006, 2007 and 2008, respectively. In accordance with SFAS 123R, we classified the cash flows resulting from the excess tax benefits from share based compensation as financing cash flows. For the year ended December 31, 2008 we paid employment taxes relating to our nonvested share awards of $1.3 million.

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007, we were authorized to repurchase up to $100 million of our common stock. The initial expiration date of the program was October 29, 2008. On November 13, 2008, we announced that our Board of Directors had extended the expiration date of the repurchase program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases under the program can be discontinued at any time our management feels additional purchases are not warranted. As part of our stock repurchase program, on November 30, 2007, we entered into a stock repurchase agreement with Morgan Stanley & Co. (the “November 2007 Repurchase Agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on December 4, 2007, up to $25 million of shares of our common stock. The November 2007 Repurchase Agreement terminated in March 2008. On February 28, 2008, we entered into an additional stock repurchase agreement with Morgan Stanley (the “February 2008 Repurchase Agreement”) pursuant to which we appointed Morgan Stanley to repurchase, during a period beginning on the date after the full $25 million of our shares was repurchased under the November 2007 repurchase agreement, up to an additional $20 million of shares of our common stock as part of our stock repurchase program. The February 2008 Repurchase Agreement terminated on October 29, 2008. On November 13, 2008, we entered into an additional stock repurchase agreement with Morgan Stanley (the “November 2008 Repurchase Agreement”) pursuant to which we appointed Morgan Stanley to repurchase up to an additional $35 million of shares of our common stock as part of our stock repurchase program. The November 2008 Repurchase Agreement will terminate on November 12, 2009, unless terminated earlier pursuant to its terms. The authorized amount remaining available under our repurchase program for share repurchases was $90.6 million at December 31, 2008.

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

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

At December 31, 2008, our outstanding contractual cash commitments were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Non-cancelable operating lease obligations	$982	$609	$373	$—	$—

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. As of December 31, 2008 we had $8.9 million of unrecognized tax benefits. See “Note 9 — Income Taxes” in the notes to the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated balance sheet, statement of income or cash flows. See Note 6 for information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity, through an irrevocable option, to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis, at fair value with changes in fair value recorded in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 provided that the entity elects to apply the provisions of SFAS 159. We have not elected to adopt the fair value option of SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not have a noncontrolling interest in one or more subsidiaries. Accordingly, we do not anticipate that the initial application of SFAS 160 will have an impact us.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2007 and 2008 and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cogent, Inc.

Pasadena, California

We have audited the internal control over financial reporting of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 1, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 1, 2009

Item 9B. Other Information

In February 2009, the Compensation Committee of our Board of Directors approved 2009 base salaries and contingent incentive compensation awards for the executive officers who were named in the Summary Compensation Table of our 2008 Proxy Statement. We refer to these executive officers as our “named executive officers.”

Base Salaries for 2009. The Compensation Committee increased Ming Hsieh’s base salary by 4.5% to $300,000, Paul Kim’s base salary by 2.1% to $268,000, Michael Hollowich’s base salary by 1.9% to $211,000 and James Jasinski’s base salary by 1.9% to $211,000. The adjusted base salaries are effective as of January 1, 2009.

2009 Bonus Plan Targets. The Compensation Committee approved 2009 contingent target awards for the named executed officers under our bonus plan. The final award, if any, will be calculated as the product of the executive officer’s base salary, applicable target percentage and a corporate performance score reflecting the achievement of company financial objectives and individual executive officer performance objectives in 2009. The range of the target percentages of base salary used in the 2009 contingent target awards for the named executive officers is 2% to 70%.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

(b) Exhibits:

Exhibits.

Exhibit Number	Description of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of the registrant

3.2(2)	Amended and Restated Bylaws of the registrant

4.1(3)	Specimen Common Stock Certificate

10.1(3)#	Form of Indemnity Agreement for directors and executive officers

10.2(3)#	2000 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement thereunder

10.3(5)#	Amended and Restated 2004 Equity Incentive Plan and forms of Stock Option Agreements thereunder.

10.5(3)#	Employment Agreement by and between the registrant and Paul Kim, dated January 5, 2004

10.6(3)#	Employment Agreement by and between the registrant and Michael Hollowich, dated February 19, 2001

10.7(3)#	Employment Agreement by and between the registrant and James Jasinski, dated May 9, 2002

10.8(3)	Automated Fingerprint Matcher Systems Equipment and Services Blanket Purchase Agreement (BPA), dated July 11, 2002 by and between the registrant and INS Headquarters Procurement Division

10.9(3)	Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu Hsieh, Trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004

Exhibit Number	Description of Documents
10.11(3)	Amended and Restated Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu-Hsieh, trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 12, 2004

10.12(4)	Settlement Agreement entered December 5, 2007 by and between Cogent, Inc., on the one hand, and Northrop Grumman Corporation, Northrop Grumman Information Technology Overseas, Inc., Northrop Grumman Information Technology, Inc., Northrop Grumman Space & Mission Systems, Inc. and Northrop Grumman Commercial Systems, Inc., on the other hand.

10.15#	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Bonus Award Agreement under the Amended and Restated 2004 Equity Incentive Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2004, as amended (File No. 333-115535).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with The Securities and Exchange Commission on March 3, 2008.
#	Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogent, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cogent, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2009

COGENT, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,955	$34,862
Investments in marketable securities	344,085	277,434
Billed accounts receivable, net of allowance for doubtful accounts of $477 and $660 at December 31, 2007 and 2008, respectively	31,845	30,767
Unbilled accounts receivable	1,201	1,110
Inventory and contract related costs	11,359	12,715
Prepaid expenses and other current assets	1,788	3,251
Deferred income taxes	10,739	31,956

Total current assets	409,972	392,095
Investments in marketable securities	91,267	167,600
Inventory and contract related costs	—	5,813
Property and equipment, net	33,644	37,192
Deferred income taxes	15,404	9,112
Intangible and other assets	901	8,319

Total assets	$551,188	$620,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,822	$4,629
Accrued expenses	6,654	11,574
Income taxes payable	92	—
Deferred revenues	24,668	59,438

Total current liabilities	35,236	75,641
Long-term liabilities
Deferred revenues	2,980	15,540
Other liabilities	2,756	9,478

Total liabilities	40,972	100,659

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2007 and 2008, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 94,970,967 and 95,943,495 shares issued and outstanding at December 31, 2007 and 2008, respectively	120	120
Additional paid-in capital	425,139	433,843
Retained earnings	102,297	147,477
Accumulated other comprehensive loss	382	1,278
Treasury stock, at cost; 1,482,302 and 6,379,077 shares at December 31, 2007 and 2008, respectively	(17,722)	(63,246)

Total stockholders’ equity	510,216	519,472

Total liabilities and stockholders’ equity	$551,188	$620,131

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Revenues:
Product revenues	$79,055	$80,572	$90,761
Maintenance and services revenues	22,602	25,222	34,920

Total revenues	101,657	105,794	125,681

Cost of revenues:
Cost of product revenues	37,455	33,081	29,335
Cost of maintenance and services revenues	6,252	7,615	15,146

Total cost of revenues	43,707	40,696	44,481

Gross profit	57,950	65,098	81,200

Operating expenses:
Research and development	8,627	10,625	14,788
Selling and marketing	7,974	9,382	13,187
General and administrative	13,031	19,927	10,157
Income from settlement of lawsuit	—	—	(10,000)

Total operating expenses	29,632	39,934	28,132

Operating income	28,318	25,164	53,068

Other income:
Interest income	17,325	22,132	16,862
Other, net	441	(117)	189

Total other income	17,766	22,015	17,051

Income before income taxes	46,084	47,179	70,119
Income tax provision	16,356	18,537	24,939

Net income	$29,728	$28,642	$45,180

Basic net income per share	$0.32	$0.30	$0.50

Diluted net income per share	$0.31	$0.30	$0.50

Shares used in computing basic net income per share	94,051	94,223	89,947

Shares used in computing diluted net income per share	96,037	95,837	90,938

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

	Common Stock		Additional Paid in Capital	Deferred Share-Based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balances at January 1, 2006	93,192	$120	$418,031	$(3,980)	$45,291	$(850)	—	—	—	$458,612
Stock options exercised	1,301	—	938	—	—	—	—	—	—	938
Tax adjustment from stock option transactions	—	—	(206)	—	—	—	—	—	—	(206)
Deferred share-based compensation — adoption of SFAS 123(R)	—	—	(3,980)	3,980	—	—	—	—	—	—
Share-based compensation	—	—	4,663	—	—	—	—	—	—	4,663
Comprehensive income:
Net income	—	—	—	—	29,728	—	—	—	$29,728	29,728
Other comprehensive income (net of tax)	—	—	—	—	—	696	—	—	696	696

Comprehensive income		—	—	—	—	—	—	—	30,424	—

Repurchase of common stock	—	—	—	—	—	—	(340)	$(3,872)		(3,872)

Balances at December 31, 2006	94,493	120	419,446	—	75,019	(154)	(340)	(3,872)	—	490,559
Stock options exercised	478	—	637	—	—	—	—	—	—	637
Adoption of FIN 48	—	—	—	—	(1,364)	—	—	—	—	(1,364)
Excess tax benefit	—	—	2,481	—	—	—	—	—	—	2,481
Share-based compensation	—	—	2,575	—	—	—	—	—	—	2,575
Comprehensive income:
Net income	—	—	—	—	28,642	—	—	—	28,642	28,642
Other comprehensive income (net of tax)	—	—	—	—	—	536	—	—	536	536

Comprehensive income		—	—	—	—	—	—	—	29,178	—

Repurchase of common stock	—	—	—	—	—	—	(1,142)	(13,850)		(13,850)

Balances at December 31, 2007	94,971	120	425,139	—	102,297	382	(1,482)	(17,722)	—	510,216
Stock options exercised	826	—	1,108	—	—	—	—	—	—	1,108
Excess tax benefit	—	—	5,062	—	—	—	—	—	—	5,062
Share-based compensation	—	—	3,844	—	—	—	—	—	—	3,844
Nonvested share awards released	146	—	(1,310)	—	—	—	—	—	—	(1,310)
Comprehensive income:										—
Net income	—	—	—	—	45,180	—	—	—	45,180	45,180
Other comprehensive income (net of tax)	—	—	—	—	—	896	—	—	896	896

Comprehensive income	—	—	—	—	—	—	—	—	$46,076	—

Repurchase of common stock		—	—	—	—	—	(4,897)	(45,524)		(45,524)

Balances at December 31, 2008	95,943	$120	$433,843	$—	$147,477	$1,278	(6,379)	$(63,246)		$519,472

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2007	2008
Cash Flows from operating activities:
Net income	$29,728	$28,642	$45,180
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from stock option transactions	(206)	—	—
Depreciation and amortization	1,892	1,733	2,812
Allowance for doubtful accounts	263	(164)	183
Share-based compensation	4,456	2,725	3,696
Excess tax benefit from share based compensation	—	(2,481)	(5,062)
Loss on sale of investments	4	—	—
Amortization of bond premium (discount) on available for sale securities	(2,310)	(5,691)	415
Equity in earnings of investee	—	—	(129)
Deferred income taxes	11,412	15,128	(8,608)
Changes in assets and liabilities:
Billed accounts receivable	15,757	(4,864)	873
Unbilled accounts receivable	2,727	(671)	91
Inventory and contract related costs	1,097	8,057	(6,906)
Prepaid expenses and other current assets	4,439	96	(1,397)
Other assets	(139)	170	(35)
Accounts payable	105	(433)	607
Accrued expenses	(741)	2,174	4,926
Other liabilities	—	1,420	244
Income taxes payable	3,852	158	4,974
Deferred revenues	(7,654)	(9,878)	47,330

Net cash provided by operating activities	64,682	36,121	89,194

Cash Flows from investing activities:
Purchase of available-for-sale securities	(1,338,277)	(1,528,670)	(840,255)
Proceeds from sale of available-for-sale securities	1,277,014	1,494,915	830,573
Expiration of restrictions on cash	—	585	—
Purchase of equity investment			(3,000)
Acquisition of Security Solutions Division	—	—	(4,927)
Purchase of property and equipment	(1,545)	(2,316)	(5,345)

Net cash used in investing activities	(62,808)	(35,486)	(22,954)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested share awards	—	—	(1,310)
Proceeds from the exercise of stock options	938	637	1,109
Excess tax benefit from share based compensation	—	2,481	5,062
Repurchase of common stock	(3,872)	(13,850)	(45,524)

Net cash used in financing activities	(2,934)	(10,732)	(40,663)

Effect of exchange rate changes on cash	56	251	330

Net (decrease) increase in cash and cash equivalents	(1,004)	(9,846)	25,907
Cash and cash equivalents, beginning of period	19,805	18,801	8,955

Cash and cash equivalents, end of period	$18,801	$8,955	$34,862

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$13,082	$15,503	$16,706
Income taxes	$(891)	$(1,826)	$(28,628)
Non-cash financing activities:
Share-based compensation, capitalized and deferred as inventory & contract related costs	$207	$150	$147
Conversion of property and equipment to inventories	$86	$45	$—

See accompanying notes to consolidated financial statements.

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

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. Cogent’s investment in ANP is accounted for under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company’s share of its equity in earning of the investee, which totaled $129,000 during the year ended December 31, 2008, is not material and therefore is reported in the Other, net line item in the Company’s consolidated statement of income.

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

Inventory and contract related costs

Inventory and contract related costs consist of the following:

	December 31,
	2007	2008
	(in thousands)
Materials and components	$3,462	$6,126
Inventory and costs related to long-term contracts	4,455	679
Deferred costs of revenue	3,442	11,723

	$11,359	$18,528

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

For the evaluation of goodwill, the Company applies the two-step process as required by SFAS No. 142, Goodwill and Other Intangible Assets. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities to those reporting units in order to assess goodwill for impairment. In the first step of a two-step impairment test, the Company determines the fair value of these reporting units. The Company compares the fair value for each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of that reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss would be recognized in an amount equal to that excess.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company restricts investments in cash and cash equivalents and investments in marketable securities to financial institutions with high credit standing. At December 31, 2008, the majority of the Company’s cash and cash equivalents and investments in marketable securities were held at financial institutions located in California and New York. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $479.6 million (including foreign accounts) as of December 31, 2008. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

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

Because the Company’s proprietary software is essential to the functionality of its AFIS solutions, and other biometrics products, the Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, the Company applies the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” To the extent an element within the Company’s software arrangements falls within a level of accounting literature that is higher than SOP 97-2, the Company records revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, the Company accounts for the lease element in accordance with SFAS No. 13, “Accounting for Leases,” and accounts for the remaining elements in the arrangement in accordance with SOP 97-2. For arrangements that contain a non-software deliverable such as hardware, the Company applies the provisions of Emerging Issues Task Force (“EITF”) No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” and recognizes revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to accounting under SOP 97-2, the Company accounts for these arrangements in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The application of the appropriate accounting principle to the Company’s revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As the Company’s business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. The Company analyzes various factors, including a review of specific transactions, the credit-worthiness of the Company’s customers, historical experience and market and economic conditions. Changes in judgments with respect to these factors could materially impact the timing and amount of revenue and costs recognized.

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

SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of the Company’s revenue for any period if actual results differ from the Company’s judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. Revenues recognized under such arrangements were $16.9 million, $11.8 million and zero for the years ended December 31, 2006, 2007 and 2008, respectively.

•

Revenues associated with the sale of the Company’s application specific integrated circuit, or ASIC applications, stand-alone live-scans and other biometric products, excluding, if applicable, amounts allocated to maintenance for which we have vendor-specific objective evidence of fair value, are recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

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

Maintenance Revenues. Maintenance revenues consist of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, based on an analysis of separate sales of maintenance. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to its normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is recognized ratably over the term of the maintenance period.

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

See Note 2 for a discussion regarding the Company’s revenue recognition related to the settlement of claims with Northrop.

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from the sale of the Company’s AFIS solutions including maintenance. Revenues from maintenance fees are recognized ratably over the term of the maintenance period.

Concentration

The Company derives a significant portion of its revenues from a limited number of customers:

	Year ended December 31,
Percentage of Revenues	2006	2007	2008
Customer A	11%	12%	*
Customer B	37%	13%	*
Customer D	*	*	48%

		December 31,
Percentage of Billed Accounts Receivable		2007	2008
Customer A		*	*
Customer B		*	*
Customer D		32%	*
Customer E		19%	*
Customer F		*	16%

(*)	Amounts do not exceed 10% for such period

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

Sales Taxes

The Company includes sales taxes collected from customers and remitted to government agencies on a net basis within accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency and are included in other income in our consolidated statements of income.

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of stock options and nonvested shares. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$29,728	$28,642	$45,180

Denominator for basic net income per share — weighted average shares Denominator:
Denominator for basic net income per share — weighted average shares	94,051	94,223	89,947
Stock options and nonvested shares	1,986	1,614	991

Denominator for diluted net income per share — adjusted weighted average shares	96,037	95,837	90,938

Basic net income per share	$0.32	$0.30	$0.50

Diluted net income per share	$0.31	$0.30	$0.50

During the years ended December 31, 2006, 2007 and 2008, options to purchase 244,325, 442,900 and 959,640 shares of common stock were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares for each of these respective periods.

Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”). If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

The components of total comprehensive income are as follows:

	Year ended December 31,
	2006	2007	2008
	(in thousands)
Net income	$29,728	$28,642	$45,180
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	650	294	254
Change in foreign currency translation adjustment	46	242	642

Total comprehensive income	$30,424	$29,178	$46,076

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated balance sheet, statement of income or cash flows. See Note 6 for information and related disclosures regarding the Company’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity, through an irrevocable option, to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis, at fair value with changes in fair value recorded in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 provided that the entity elects to apply the provisions of SFAS 159. The Company has not elected to adopt the fair value option of SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS 160 will have an impact on the Company.

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

Note 2. Settlement of Claims with Northrop

In April 2005, Cogent initiated a lawsuit against Northrop Grumman Corporation in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition (the “Action”). On December 5, 2007, Cogent and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement”). Pursuant to the terms of the Settlement, Cogent and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement, Cogent and Northrop entered into four agreements; collectively, the “Agreements”:

1. The “Settlement Agreement,” pursuant to which Northrop agreed to pay Cogent $25 million, of which $15 million was paid in January 2008 and $10 million was paid in January 2009;

2. The “Software License Agreement,” pursuant to which Northrop will pay Cogent $15 million over three years for a non-exclusive license to use certain of Cogent’s automated fingerprint identification software in certain existing programs, of which $5 million was paid in January 2009;

3. The “Product and Services Agreement,” pursuant to which Northrop will pay Cogent a minimum of $20 million for products and services over the five year term of the agreement , of which $5 million was paid in January 2009; and

4. The “Strategic Alliance Agreement,” pursuant to which Cogent and Northrop will meet semiannually over the three year term of the agreement to discuss business opportunities and proposal efforts for the design, development, sale and support of biometric identification solutions.

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

Accounting for the Software License Agreement is subject to the guidance of SOP 97-2. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, the Company did not believe it appropriate to apply the Company’s standard maintenance VSOE rate to this amount and the Company could not determine the fair value of the associated maintenance commitment. The Company will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While the Company was not able to establish VSOE of the maintenance commitment, the Company believes its standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. The Company will therefore allocate a portion of the revenues representing its standard annual maintenance renewal rate (based on VSOE), to maintenance revenues. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e. each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying consolidated statement of income.

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

In January 2008, the Company received its first scheduled payments of $15.0 million pursuant to the Settlement Agreement and $5.0 million pursuant to the Software License Agreement. During the fourth quarter of 2008, Northrop ordered $5.0 million of products and services pursuant to the Product and Services Agreement. There were no payments received in 2008 pursuant to this agreement. As of December 31, 2008, the $5.0 million order is included in accounts receivable and deferred revenues. Of the $20.0 million in payments received under the Agreements in 2008, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the accompanying consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. In 2008 no amounts were recognized as revenue under the combined Software License Agreement or the Product and Services Agreement. As of December 31, 2008, total deferred revenue from Northrop pursuant to the Agreements was $15.0 million.

Note 3. Acquisition of the Security Solutions Division of MAXIMUS, Inc.

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

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired based on their fair values, which were determined using generally accepted valuation techniques. The Company did not assume liabilities from this acquisition. The goodwill that arose from the acquisition reflected value to the Company from:

•	acquiring a highly trained and qualified workforce,

•	utilizing their existing platform for growth in the expanding market for identity management and credentialing,

•	and obtaining the benefits of a strong revenue stream with profitable performance serving governmental customers.

The following table summarizes the allocation of the purchase price (in thousands):

	Estimated Fair Value	Weighted Average Useful Lives (in years)
Tangible assets:
Prepaid and other assets	$37
Property and equipment	57

	94
Intangible assets:
Backlog	$260	<1
Customer relationships	1,500	3
Non-compete agreement	400	3
Goodwill	2,924

	5,084

Total assets acquired	$5,178

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

Note 4. Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs that indicate it may be impaired. Based on its annual impairment test in 2008, the Company determined that goodwill was not impaired. Furthermore, the Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets are not be recoverable as of December 31, 2008.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2007 and December 31, 2008 (in thousands):

	December 31, 2007				December 31, 2008
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$—	$—	$—	$260	$260	$—
Customer relationships	3	—	—	—	1,500	333	1,167
Non-compete agreement	3	—	—	—	400	89	311
Patents	5	750	400	350	750	550	200

Total		$750	$400	$350	$2,910	$1,232	$1,678

Amortization expense for intangible assets with finite lives was $150,000 and $832,000 for the year ended December 31, 2007 and 2008, respectively.

Estimated amortization expense is expected to be $783,000 in 2009, $683,000 in 2010 and $212,000 in 2011. As of December 31, 2008, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the SSD Division acquisition.

Note 5. Accounting for Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Cost of product revenues	$307	$332	$470
Cost of maintenance and services revenues	471	320	576
Research and development expenses	650	350	937
Selling and marketing expenses	1,387	919	912
General and administrative expenses	1,641	804	801

	$4,456	$2,725	$3,696

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested shares and other share-based incentives to employees. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB 25 and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Share-based compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Share-based compensation — Transition and Disclosure — an Amendment of SFAS Statement 123.”

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Also, in accordance with SFAS 123R, the Company does not record tax benefits from stock options in excess of previously recognized compensation prior to the realization of the tax benefit. Tax benefits of approximately $3.5 million had not been recognized as of December 31, 2007. During 2008 these tax benefits were fully realized and recognized as increases to additional paid in capital.

The fair values of each award granted under the Company’s stock option plans were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2006	2007	2008
Volatility	46%	46%	46%
Risk-free interest rate	4.81%	4.48%	2.98%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	6.1	6.1	6.1

The weighted average estimated fair value of options granted was as follows:

	Year Ended December 31,
	2006	2007	2008
Weighted average fair value	$8.32	$6.56	$4.86

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R. The volatility of the Company’s common stock is estimated at the date of grant based on the implied volatility of publicly traded 30-day to 270-day options on the Company’s common stock, consistent with SFAS 123R and SAB 107. The use of implied volatility was based upon the availability of actively traded options on its common stock and management’s assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate that was used in the Black-Scholes option valuation model is based on the implied yield in effect at the time of each option grant, based on U.S. Treasury zero-coupon issues with equivalent remaining terms. Management uses an expected dividend yield of zero in the Black-Scholes option valuation model, as it has no intention to pay any cash dividends on its common stock in the foreseeable future. SFAS 123R requires management to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. SFAS 123R also requires the Company to estimate forfeitures in calculating the share-based compensation expense relating to options granted prior to the January 1, 2006 adoption date, as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. No adjustment was recorded as the cumulative effect of the adjustment to account for such forfeitures, net of tax, was not material to the consolidated statement of income. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated multiple option approach in accordance with the provisions of SFAS Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. For options granted on or after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted was calculated using the “simplified method” in accordance with SAB 107. As of December 31, 2008, there was approximately $1.5 million of total unrecognized compensation cost related to the unvested options that is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company recorded $110,000 and $2.8 million in compensation cost on outstanding nonvested shares during the years ended December 31, 2007 and 2008.

Note 6. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows (in thousands):

December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$18,433	$—	$—	$18,433
Corporate debt securities with maturities of less than one year	145,835	277	(1,778)	144,334
Municipal securities with maturities of less than one year	3,091	6	—	3,097
U.S. government securities with maturities of less than one year	110,872	698	—	111,570

Total short-term investments	278,231	981	(1,778)	277,434

Corporate debt securities with maturities between one and two years	64,709	220	(438)	64,491
Municipal securities with maturities through October 2017	14,603	175	—	14,778
U.S. government securities with maturities between one and two years	86,946	1,391	(6)	88,331

Total long-term investments	166,258	1,786	(444)	167,600

	$444,489	$2,767	$(2,222)	$445,034

December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$9,875	$—	$(1)	$9,874
Corporate debt securities with maturities of less than one year	255,339	150	(446)	255,043
Municipal securities with maturities of less than one year	17,920	1	—	17,921
U.S. government securities with maturities of less than one year	61,161	96	(10)	61,247

Total short-term investments	344,295	247	(457)	344,085

Corporate debt securities with maturities between one and three years	86,140	415	(106)	86,449
Municipal securities with maturities through October 2017	—	—	—	—
U.S. government securities with maturities between one and two years	4,787	31	—	4,818

Total long-term investments	90,927	446	(106)	91,267

	$435,222	$693	$(563)	$435,352

Proceeds from the sale of available-for-sale securities for each of the years in the three years ended December 31, 2006, 2007 and 2008, are disclosed separately in the accompanying consolidated statements of cash flows. Gross realized losses during the year ended December 31, 2006 was $4,000 and zero for the years ended December 31, 2007 and 2008, respectively. In each of the three years ended December 31, 2006, 2007 and 2008 were no gross realized gains.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Type of Security:
Short-term instruments	$18,432	$—	$—	$—	$18,432	$—
Corporate debt securities	202,862	(2,054)	5,965	(162)	208,826	(2,216)
Municipal securities	17,875	—	—	—	17,875	—
U.S. government securities	199,901	(6)	—	—	199,901	(6)

Total investments	$439,070	$(2,060)	$5,965	$(162)	$445,034	$(2,222)

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized gain (loss) on available-for-sale securities at December 31, 2007 and December 31, 2008 was as follows:

	December 31, 2007	December 31, 2008
	(in thousands)
Accumulated unrealized gain	$130	$545

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company has the intent, ability and history of holding these investments until maturity and has evaluated them for other-than-temporary impairment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments”. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (“OCI”) as a separate component of stockholders’ equity. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline is other-than-temporary. Among other things, the Company considers the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). Based on this evaluation the Company determined that the investments were not other-than-temporarily impaired and recorded no realized gain or loss for the years ended December 31, 2007 and 2008.

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

Level 1 — Observable inputs such as quoted prices in active markets

Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3 — Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

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

As of December 31, 2008	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$18,432	$—	$18,432	$—
Corporate debt securities	208,827	—	206,251	2,576
Municipal securities	17,874	—	16,202	1,672
U.S. government securities	199,901	—	199,901	—

	$445,034	$—	$440,786	$4,248

As of December 31, 2008, the Company’s investments included $4.2 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Since February 2008, uncertainties in the credit markets have prevented the Company and other investors from liquidating investments in auction rate securities as, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. Based on its analysis of impairment factors, including, but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of December 31, 2008.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2008	$17,921
Total gains or losses (realized or unrealized)	—
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances, and settlements	(13,673)
Transfers in and/or out of Level 3	—

Balance at December 31, 2008	$4,248

Note 7.  Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2007	2008
	(in thousands)
Land	$11,582	$11,582
Building	20,531	20,706
Building improvements	961	3,197
Furniture and fixtures	540	591
Computer and other equipment	3,868	6,903
Purchased software	590	608

	38,072	43,587
Accumulated depreciation	(4,428)	(6,395)

Property and equipment, net	$33,644	$37,192

On October 7, 2005, the Company purchased a 343,000 square foot property consisting of land and three buildings in Pasadena, California which has become the corporate headquarters of the Company. The acquisition costs accumulated for the buildings not yet placed in service as of December 31, 2007 and December 31, 2008 were approximately $16.5 million and $12.0 million, respectively. Certain portions of the buildings were leased to third parties during the year ended December 31, 2007 and part of the year ended December 31, 2008. Lease payments received, net of related costs, were recorded as other income and were not material to any period presented. There were no material future rental commitments from tenants as of December 31, 2008.

In October 2008, the former corporate headquarters of the Company located in South Pasadena, California was leased to a third party. Lease payments received, net of related costs, are recorded undiscounted as other income and are not material to the year ended December 31, 2008. The lease is 15 years with a future rental commitment from its tenant of approximately $12.3 million as of December 31, 2008.

Depreciation expense related to property and equipment was approximately $1.7 million, $1.6 million and $2.0 million during the years ended December 31, 2006, 2007 and 2008, respectively. In addition, during the years ended December 31, 2006, 2007 and 2008 the Company transferred equipment with net book values of approximately $86,000, $45,000 and zero, respectively, to inventory as the Company had the positive intent to sell such items.

Note 8. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 2). As of December 31, 2008, deferred revenue related to the settlement agreements was $15.0 million.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The new turnkey AFIS would provide a broader range of functional capabilities than the current system. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The system was accepted in the fourth quarter of 2008 and $3.7 million of revenue related to this contract was recognized. Deferred revenue related to the contract was $6.0 million as of December 31, 2007 and $6.8 million as of December 31, 2008, respectively. The deferred balance as of December 31, 2008 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 6 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. As of December 31, 2008, the Company has $6.1 million in deferred revenue which represents billing for services rendered over the contract period.

Note 9. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2006	2007	2008
		(in thousands)
Current:
Federal	$860	$2,418	$27,803
State	261	—	4,076
Foreign	4,029	453	1,075

	5,150	2,871	32,954

Deferred:
Federal	10,083	12,439	(7,725)
State	1,123	2,675	(882)

	11,206	15,114	(8,607)
Interest and penalties	—	552	592

	$16,356	$18,537	$24,939

The components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2007	2008
	(in thousands)
Deferred tax assets:
Deferred revenue	$11,277	$34,449
Net operating loss carryforwards	—	—
Research and development credit carryforward	10,976	4,300
Share-based compensation	3,019	2,940
AMTcredit carryforward	1,857	—
Foreign tax credits	3,277	2,233
Depreciation	554	—
State taxes	—	1,152
Other	473	1,105

Total deferred tax assets	$31,433	$46,179

Deferred tax liabilities:
Inventory	$(3,137)	$(4,750)
State taxes	(2,103)	—
Unrealized gain on marketable securities	(50)	(212)
Depreciation	—	(149)

Total deferred tax liabilities	(5,290)	(5,111)

Net deferred tax assets	$26,143	$41,068

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of its net deferred tax assets as of December 31, 2008. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The following is a reconciliation of the statutory federal income tax provision calculated based on the federal income tax rate to the Company’s actual tax provision:

	Year ended December 31,
	2006	2007	2008
	(in thousands)
Federal income taxes at the statutory rate	$16,129	$16,513	$24,542
State income taxes, net of federal benefit	1,791	1,684	1,705
Domestic production activities deduction	—	—	(910)
Foreign taxes	4,029	1,044	861
Foreign tax credits	(4,029)	(1,044)	(861)
State research and development credit	(877)	—	—
Federal research and development credit	(627)	(137)	(216)
Extraterritorial income exclusion	(405)	—	—
Share-based compensation	154	—	(613)
Interest and penalty expense	—	552	592
Other	191	(75)	(161)

	$16,356	$18,537	$24,939

As of December 31, 2008, the Company had state research and development tax credit carryforwards of approximately $6.6 million. The state research and development tax credit carryforwards do not expire and are carried forward indefinitely until fully utilized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company had cumulative unrecognized tax benefits of $3.6 million as of January 1, 2008. The liability for unrecognized tax benefits is recorded in income taxes payable and other long-term liabilities in the consolidated balance sheet.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Gross unrecognized tax benefits as of January 1, 2008	$3,590
Decreases in tax positions for prior years	(16)
Increases from tax positions taken in current year	5,365

Gross unrecognized tax benefits as of December 31, 2008	$8,939

Included in the balance of unrecognized tax benefits at December 31, 2007 and December 31, 2008 are $1.5 million of tax benefits that, if recognized, would affect the effective tax rate. The unrecognized tax benefit balance as of December 31, 2008 also included approximately $7.4 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The Company believes that it is reasonably possible that a decrease of up to $5.4 million in unrecognized tax benefits related to temporary federal tax exposures may be necessary within the next 12 months.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of January 1, 2008 and December 31, 2008, the total amount of accrued income tax-related interest and penalties before tax benefits was $922,000 and $1.5 million, respectively. During the year ended December 31, 2008, an additional $592,000 of interest and penalties before tax benefits were accrued.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. With few exceptions, the Company is no longer subject to examination for its U.S. Federal and state, foreign and local jurisdictions for years prior to 2003. The Internal Revenue Service completed its examination of the Company’s Federal consolidated tax returns for 2004 and 2005 and issued a “no change” letter. The California Franchise Tax Board completed its examination of the Company’s California tax returns for 2005 and 2006 and issued a “no change” letter.

The Company experienced disqualifying dispositions of incentive stock options during the three years ended December 31, 2008. Disqualifying dispositions result in a tax deduction in the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying dispositions as a reduction to the Company’s provision for income taxes.

The Company does not recognize any tax benefit to additional paid-in capital for compensation expense that is allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements as the Company recognizes such benefit when the tax deduction reduces actual taxes payable. During the years ended December 31, 2007 and 2008, the Company recognized a tax benefit of $2.5 million and $5.1 million, respectively, to additional paid-in capital for the reduction in actual taxes payable.

Note 10. Bank Agreements

The Company has a revolving line of credit with a U.S. bank to provide advances for trade finance transactions and working capital requirements of up to $9 million. Borrowings under the line of credit bear interest at the bank’s reference rate (3.25% at December 31, 2008). The line of credit is secured by Company assets consisting of equipment, inventory and accounts receivable. There were no outstanding borrowings under this line at December 31, 2007 and 2008. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain insurance requirements, limitations on outside indebtedness, and use of proceeds for business operations. This line of credit was renewed in April 2008 and expires in May 2009.

Note 11. Commitments and Contingencies

Facility Lease

The Company leases certain of its operating facilities under non-cancelable operating leases extending through October 2011. The following are the remaining future minimum rental commitments under the operating leases for each year ending December 31:

(in thousands)
2009	$609
2010	249
2011	124
2012	—

Total future minimum lease payments	$982

Rent expense for the years ended December 31, 2006, 2007 and 2008 was approximately $273,000, $313,000 and $557,000 respectively.

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

Options granted during the three years ended December 31, 2008 were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. A combined summary of the status of stock options granted under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during three years ended as of December 31, 2008 is presented below:

	Number of options	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,718,748	$2.88
Granted	159,000	16.25
Exercised	(1,301,017)	0.71
Canceled or forfeited	(87,124)	18.03

Outstanding at December 31, 2006	2,489,607	$4.33
Granted	281,200	12.91
Exercised	(477,758)	1.33
Canceled or forfeited	(27,937)	17.77

Outstanding at December 31, 2007	2,265,112	$5.86
Granted	30,000	$10.03
Exercised	(826,260)	$1.34
Canceled or forfeited	(35,437)	$22.06

Outstanding at December 31, 2008	1,433,415	$8.16

Exercisable at December 31, 2006	1,341,927	$2.64

Exercisable at December 31, 2007	1,655,974	$3.68

Exercisable at December 31, 2008	1,160,847	$6.73

A total of 2,364,910 options remain available for grant under the Company’s equity incentive plans at December 31, 2008. The following tables further describe stock options outstanding at December 31, 2008.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$ 0.30	$0.60	61,252	2.0	$0.37	$809	61,252	2.0	$0.37	$809
0.75	0.75	211,905	4.3	0.75	2,717	211,905	4.3	0.75	2,717
1.00	1.00	185,270	5.0	1.00	2,329	185,270	5.0	1.00	2,329
4.50	8.50	392,088	5.5	4.76	3,453	392,088	5.5	4.76	3,453
11.00	34.43	582,900	7.7	16.24	410	310,332	7.3	17.99	135

0.30	34.43	1,433,415	6.0	8.16	$9,718	1,160,847	5.5	6.73	$9,443

Vested and expected to vest		1,397,981	5.9	$8.01	$9,682

The Company defines in-the-money options at December 31, 2008 as options that had exercise prices that were lower than the $13.57 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2008 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 1.0 million shares that were in-the-money at that date. There were 0.9 million in-the-money options exercisable at December 31, 2008. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was approximately $25.0 million, $5.6 million and $8.2 million, respectively, determined as of the date of exercise.

Nonvested shares

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is amortized and charged to operations on a straight-line basis over the four year vesting period. A summary of nonvested share activity for the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested shares outstanding at December 31, 2007	1,035,600	$11.42	$11,826
Granted	223,700	10.59
Vested	(241,275)	11.21
Cancelled or forfeited	(76,050)	11.35

Nonvested shares outstanding at December 31, 2008	941,975	$11.28	$12,783

Expected to vest	885,692		12,019

The aggregate fair value of shares vested in the years ended December 31, 2007 and 2008, was zero and $2.7 million, respectively. As of December 31, 2008, there was approximately $9.4 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.8 years.

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 15% of their salary, subject to annual limits. All employees age 18 or older with three months of service are eligible for participation. After one year of service, the Company contributes 3% of total compensation, which is also subject to annual limits, and may, at its discretion, make additional contributions. The Company’s contribution related expense was $308,000, $360,000 and $463,000 during the years ended December 31, 2006, 2007 and 2008 respectively.

Note 13. Common Stock

In August 2006, the Company repurchased 340,000 shares of its common stock at an aggregate cost of $3.9 million under a Board Authorized program that expired in February 2007. On November 1, 2007, the Company announced that its Board of Directors authorized a new program to repurchase up to $100 million of its common shares over a 12 month period expiring in November 2008. In November 2007, the Company repurchased 1,142,302 shares of its common stock at an aggregate cost of $13.9 million under the new program. On November 13, 2008, the Company extended the expiration date of the new repurchase program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. Quarterly share repurchase activity under the program during the year ended December 31, 2008 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost of Shares Purchased
January 1, 2008 - March 31, 2008	3,920,419	$9.33	$36,579,977
April 1, 2008 - June 30, 2008	570,584	9.16	5,225,040
October 1, 2008 - December 31, 2008	405,772	9.16	3,718,684

Total	4,896,775		$45,523,701

The shares were purchased in the open market using the Company’s cash resources. The authorized amount remaining available for share repurchase as of December 31, 2008 is $90.6 million The share repurchase program may be suspended or discontinued at any time without prior notice.

Note 14. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Year Ended December 31, 2006
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$67,773	$4,405	$2,041	$4,836	$79,055
Maintenance and services revenues	19,231	1,810	726	835	22,602

Total	$87,004	$6,215	$2,767	$5,671	$101,657

	Year Ended December 31, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$65,967	$4,579	$613	$9,413	$80,572
Maintenance and services revenues	21,700	2,405	870	247	25,222

Total	$87,667	$6,984	$1,483	$9,660	$105,794

	Year Ended December 31, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$77,946	$4,418	$505	$7,892	$90,761
Maintenance and services revenues	29,712	2,182	880	2,146	34,920

Total	$107,658	$6,600	$1,385	$10,038	$125,681

At December 31, 2007 and 2008, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31,
	2007	2008
Property and equipment, net of accumulated depreciation in the United States	$32,075	$34,281
Property and equipment, net of accumulated depreciation in other countries	1,569	2,911

	$33,644	$37,192

Intangible assets, net of accumulated amortization in the United States	$350	$4,602

Note 15. Unaudited Quarterly Information

In the opinion of management, the following selected unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented (in thousands).

	Mar. 31 2008	Jun. 30 2008	Sep. 30 2008	Dec. 31 2008
Total revenues	$24,631	$26,041	$35,032	$39,977
Total cost of revenues	7,542	9,351	10,496	17,092
Gross profit	17,089	16,690	24,536	22,885
Operating expenses	(1,195)	9,037	9,808	10,482
Net income	14,428	7,210	12,034	11,508
Earnings per share:
Diluted	$0.16	$0.08	$0.13	$0.13
Basic	0.16	0.08	0.13	0.13

	Mar. 31 2007	Jun. 30 2007	Sep. 30 2007	Dec. 31 2007
Total revenues	$30,107	$31,300	$22,512	$21,875
Total cost of revenues	15,762	8,491	10,099	6,344
Gross profit	14,345	22,809	12,413	15,531
Operating expenses	9,727	11,315	10,701	8,191
Net income	6,224	10,564	4,144	7,710
Earnings per share:
Diluted	$0.07	$0.11	$0.04	$0.08
Basic	0.06	0.11	0.04	0.08

SCHEDULE II

COGENT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses [1]	Deductions and other Adjustments	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$429,000	$263,000	$—	$692,000

Year ended December 31, 2007:
Allowance for doubtful accounts	$692,000	$(164,000)	$(51,000)	$477,000

Year ended December 31, 2008:
Allowance for doubtful accounts	$477,000	$594,000	$(411,000)	$660,000

[1]	Represents the charges to the allowance for doubtful accounts, net of recoveries.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2009

Cogent, Inc.

By	/S/ MING HSIEH
Ming Hsieh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MING HSIEH Ming Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/S/ PAUL KIM Paul Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2009

/S/ JOHN BOLGER John Bolger	Director	March 3, 2009

/S/ JOHN P. STENBIT John P. Stenbit	Director	March 3, 2009

/S/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 3, 2009