Form 10-K/A
period 2008-12-31
Cogent, Inc.
filed 2009-04-30
CIK 1289434

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

As of April 1, 2009, there were 89,590,883 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of April 1, 2009:

Name	Age	Position(s)
Ming Hsieh	53	President, Chief Executive Officer and Chairman of the Board of Directors
Paul Kim	41	Chief Financial Officer
Michael Hollowich	62	Executive Vice President, Operations
James Jasinski	59	Executive Vice President, Federal and State Systems
John Bolger (1)	62	Director
John P. Stenbit (1)	68	Director
Kenneth R. Thornton (1)	67	Director

(1)	Member of audit, compensation and nominating and corporate governance committees of the board of directors.

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

John Bolger has served as a director since March 2004. Mr. Bolger is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently a private investor and has served as a director of Wind River Systems, Inc. since 2000 and Mattson Technology, Inc. since 2006, each of which is a public company. Mr. Bolger received a B.A. from the University of Massachusetts in 1969 and an M.B.A. from Harvard University in 1971. He is a Certified Public Accountant.

John P. Stenbit has served as a director since April 2004. Mr. Stenbit participated as a member of Secretary Rumsfeld’s staff in conjunction with the transformation of the entire Department of Defense during his two terms of service from September 1973 to April 1977. Mr. Stenbit served as the Assistant Secretary of Defense Networks and Information Integration (NII), previously known as Command, Control, Communications, and Intelligence (C3I), at the Pentagon from August 2001 to March 2004. Mr. Stenbit also worked at TRW, Inc. from September 1968 to August 1973, and from May 1977 to April 2001, most recently as an executive vice president. Mr. Stenbit has chaired advisory committees for the Administrator of the Federal Aviation Administration, as well as served as a member of advisory committees on information security, strategic systems, telecommunications, submarines, and future warfare defense communications. Mr. Stenbit has served as a director of Viasat, Inc. since 2004 and Loral Space & Communications since 2006, each of which is a public companies. Mr. Stenbit also serves as a director of Defense Group, Inc. and Mitre Corp. Mr. Stenbit received a B.S in 1961 and an M.S. in 1962 from the California Institute of Technology and attended the Technische Hogeschool in the Netherlands from 1962 to 1963 and 1965 to 1967.

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

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except that Mr. Jasinski made one late filing with respect to a transaction in November 2008.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on our website at www.cogentsystems.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to Investor Relations, Cogent, Inc., 639 North Rosemead Blvd., Pasadena, California 91107.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis discusses the material elements of the compensation awarded to, earned by, or paid to each of Ming Hsieh, our President and Chief Executive Officer, Paul Kim, our Chief Financial Officer, Michael Hollowich, our Executive Vice President, Operations, and James Jasinski, our Executive Vice President, Federal and State Systems. These individuals are also referred to herein as our “named executive officers.”

Compensation Program Objectives and Philosophy

The compensation committee of our board of directors currently oversees the design and administration of our executive compensation program. The primary objectives of our executive officer compensation program are to:

1.	Provide compensation that is fair in relation to the executive’s experience, responsibilities, performance and tenure with our company, as well as in relation to the compensation provided to other employees;

2.	Attract, motivate and retain talented and dedicated executive officers;

3.	Reward achievement of personal performance objectives and key corporate performance objectives by tying incentive compensation to the achievement of such objectives;

4.	Reward superior individual performance by paying one-time cash and equity bonuses; and

5.	Reinforce business strategies and objectives for enhanced stockholder value.

In order to achieve these objectives, we maintain an executive compensation program with the following elements: base salary, annual cash bonus awards, long-term equity incentives in the form of stock options and restricted stock, other benefits and perquisites (consisting of life and health insurance benefits and a qualified 401(k) savings plan), post-termination severance and acceleration of stock option and restricted stock vesting for certain named executive officers upon termination and/or a change in control.

We generally view the components of our compensation program as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components.

Our compensation committee performs at least annually a review of our compensation program to determine whether we are achieving our objectives. During these reviews our compensation committee takes into account our goal of maintaining internal pay equity, third party compensation surveys and other considerations we deem relevant, such as rewarding extraordinary performance. Also, in February 2007 and February 2009, our compensation committee retained a compensation consulting firm to assist it in evaluating our compensation practices.

Unique Ownership

When determining compensation for our Chief Executive Officer, our compensation committee gives significant consideration to the distinct nature of our ownership, which has existed since prior to our initial public offering in 2004 (the “IPO”) and continues today. Specifically, Mr. Hsieh, our Chief Executive Officer, was our sole stockholder prior to our IPO, continues to hold a majority of our common stock and has received significant liquidity through sales of shares of our common stock since our IPO.

Internal Pay Equity

We have a goal of maintaining internal pay equity, and our compensation committee seeks to make compensation-related decisions that are consistent with this goal. Maintaining internal pay equity means that we seek a reasonable numerical ratio between (i) Mr. Hsieh’s base salary and bonus plan pay-out and that of Mr. Kim, (ii) Mr. Kim’s base salary, bonus plan pay-out and equity incentives and that of Messrs. Hollowich and Jasinski, (iii) Mr. Hollowich’s base salary, bonus plan pay-out and equity incentives and that of Mr. Jasinski, and (iv) Mr. Hollowich’s and Mr. Jasinski’s base salary, bonus plan pay-outs and equity incentives and that of our next tier of employees. We believe adhering to principles of internal pay equity promotes fairness, is economical, motivates our executives and other employees, mitigates market biases and leads to better employee relations and a stronger company. Each year, with the assistance of our Chief Executive Officer, the compensation committee reviews the relationship (and disparity, if any) in compensation to monitor and avoid any unjustified widening of compensation ratios while at the same time distinguishing relative performance levels with appropriate incentives.

Role of Executive Officers in Compensation Decisions

Our compensation committee reviews and approves the compensation paid to our Chief Executive Officer. With regard to the compensation paid to each executive officer other than the Chief Executive Officer, the Chief Executive Officer reviews, on an annual basis, the compensation paid to each such executive officer during the past year and submits to the compensation committee his recommendations regarding the compensation to be paid to such persons during the next year. Our Chief Executive Officer gives heavy weight to internal pay equity and relative contributions to corporate financial performance when making his compensation recommendations to our compensation committee. Following a review of such recommendations, the committee will take any action regarding compensation as it deems appropriate, including approving compensation in an amount the compensation committee deems reasonable.

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

Base Compensation

We provide our named executive officers and other executives with base salaries that we believe enable us to reward individual performance and contribution to our overall business goals and to hire and retain individuals in a competitive environment. We review base salaries for our named executive officers annually, and changes are generally based on our performance, individual performance and our view of internal pay equity. We also take into account publicly available information about the base compensation that is payable by companies that we believe to be our competitors and by other public companies with which we believe we generally compete for executives. The base salary of our Chief Executive Officer, Mr. Hsieh, is reviewed and recommended by our compensation committee, whose members are all of our independent directors.

In February 2008 the compensation committee reviewed the salaries of our named executive officers and made the following determinations:

Mr. Hsieh. In reviewing Mr. Hsieh’s base salary for 2008, the committee focused on our results of operations for 2007, Mr. Hsieh’s continued majority ownership of our company, the liquidity Mr. Hsieh has received through sales of our common stock since our IPO and our view of internal pay equity. Based on these factors, our compensation committee determined that only a modest increase in Mr. Hsieh’s base salary was appropriate at that time.

Mr. Kim. In reviewing Mr. Kim’s base salary for 2008, the compensation committee focused on the recommendation of our Chief Executive Officer, the 13% base salary increase that Mr. Kim was given in 2007 and our goal of maintaining internal pay equity. Based on these factors, as well as the compensation committee’s view that Mr. Kim’s base salary was at a level consistent with that of chief financial officers of the companies with which we compete for executives, our compensation committee determined that only a modest increase in Mr. Kim’s base salary was appropriate at that time.

Messrs. Hollowich and Jasinski. In reviewing the base salaries of Messrs. Hollowich and Jasinski for 2008, the committee focused on the recommendations of our Chief Executive Officer, our goal of maintaining internal pay equity and the liquidity these executive officers had received through sales of shares of our common stock since our IPO. Based on these factors, our compensation committee determined that only modest increases in the base salaries of Messrs. Hollowich and Jasinski were appropriate at that time.

Annual Cash Bonus Awards

We believe a cash-based incentive compensation program is important in order to focus our management on, and reward our executives for, achieving key company and personal objectives. In February 2008, our compensation committee adopted a formal annual cash bonus plan. Under the terms of the bonus plan, the compensation committee establishes performance objectives and annual target bonus amounts for each executive officer. In determining the appropriate level of bonus for each officer the compensation committee considers the recommendation of our Chief Executive Officer (for all named executive officers other than himself), information provided through independent, third-party surveys and other information collected from public sources for similar positions at peer companies, our goal of maintaining internal pay equity, and relative base salary and bonus amounts for each individual.

2008 Bonus Plan

In the first quarter of 2008, the compensation committee worked with senior management to establish the bonus amounts and performance objectives under the bonus plan. For fiscal 2008, each executive officer was eligible to receive a bonus that ranged from 2% to 70% of the individual’s base salary. As described in greater detail below, the performance objectives consisted of company objectives and individual objectives. For each performance objective the committee assigned a relative weighting to provide guidelines for setting actual cash payouts for each executive officer based on a percentage of the individual’s base salary.

The compensation committee retained wide discretion to interpret the terms of the bonus plan, including interpreting and determining whether the performance objectives had been met and the amount of cash bonus that may be paid pursuant to the bonus plan.

For the 2008 bonus plan, our company objectives consisted of achieving at least $120 million in revenue and $43.8 million in adjusted operating income for 2008, expanding our customer base and winning contracts with large customers. Importantly, the compensation committee determined that we had to achieve at least 80% of the revenue and adjusted operating income targets in order for our named executive officers to receive any pay-outs under the 2008 bonus plan. Adjusted operating income is a non-GAAP financial measure we calculated for 2008 by excluding from operating expenses any stock based compensation expense and excluding from income any income from our settlement with Northrop Grumman. For 2008 we achieved $126 million in revenue and $46.8 million in adjusted operating income, or 105% of our revenue target and 107% of our adjusted operating income target.

The following is a discussion of the personal objectives under the 2008 bonus plan for each of our named executive officers, as well as a discussion of the determinations our compensation committee made with respect to pay-outs to our named executive officers under the 2008 bonus plan.

Mr. Hsieh. For the 2008 bonus plan, Mr. Hsieh’s personal performance objectives were closely tied to our company objectives. Specifically, his personal objectives consisted of (i) growing our business, and (ii) advancing strategic alternatives that fuel our growth or bring value to our company. These objectives received equal weighting. After considering our performance against the company objectives and Mr. Hsieh’s performance against his personal objectives, our compensation committee determined that Mr. Hsieh should receive a bonus under the 2008 bonus plan of $200,000. However, Mr. Hsieh declined to accept $100,000 of the bonus and, as a result, he did not and will not receive such declined amount.

Mr. Kim. For the 2008 bonus plan, Mr. Kim’s personal performance objectives consisted of (i) continuing to build a public infrastructure for the company, including Sarbanes-Oxley compliance, (ii) successfully managing our investor relations program, (iii) supporting our vice presidents, (iv) controlling corporate costs, (v) assisting our Chief Executive Officer in evaluating strategic alternatives that fuel our growth or bring value to our company, and (vi) helping manage the risks associated with being a public company. The committee assigned the greatest weight to objective (v), followed by objectives (i) and (ii), which were assigned equal weighting, and objectives (iii) and (iv), which were assigned equal weighting that was lower than objectives (i) and (ii). Objective (vi) received the least weight. After considering our performance against the company objectives and Mr. Kim’s performance against his personal objectives, our compensation committee determined that Mr. Kim should receive a bonus under the 2008 bonus plan of $60,000.

Mr. Hollowich. For the 2008 bonus plan, Mr. Hollowich’s personal performance objectives consisted of (i) supervising our efforts to win contracts with large customers, (ii) supervising our efforts to win contracts with state and local governments, and (iii) helping us expand into foreign jurisdictions. The committee assigned the greatest weight to objective (i), followed by objectives (ii) and (iii). After considering our performance against the company objectives and Mr. Hollowich’s performance against his personal objectives, our compensation committee determined that Mr. Hollowich should receive a bonus under the 2008 bonus plan of $60,000.

Mr. Jasinski. For the 2008 bonus plan, Mr. Jasinski’s personal performance objective consisted of supervising our efforts to win contracts with large customers. After considering our performance against the company objectives and Mr. Jasinski’s performance against his personal objective, our compensation committee determined that Mr. Jasinski should receive a bonus under the 2008 bonus plan of $100,000.

2008 Discretionary Bonuses

The compensation committee may also award discretionary bonuses based on our achievements and the individual’s contributions to those achievements. Based on the contributions Mr. Jasinski made in advancing our projects with the United States Department of Homeland Security (the “DHS”) in 2008, the compensation committee awarded him discretionary bonuses of $50,000 in July 2008 and $100,000 in October 2008.

Equity Compensation

We believe that equity ownership by our executive officers provides important incentives to build stockholder value and align the interests of executive officers with those of our stockholders. The compensation committee develops its equity award determinations based on its judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by reviewing the equity compensation practices of companies we believe to be our competitors and by other public companies with which we believe we generally compete for executives, as well as on our view of internal pay equity. We do not have any stock ownership guidelines for our executive officers.

We grant equity compensation to our executive officers and other employees under our Amended and Restated 2004 Equity Incentive Plan, or the 2004 Plan. On January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB Statement 123R.

Prior Equity Grants

We granted substantial equity awards, in the form of stock options, to our named executive officers (other than our Chief Executive Officer) prior to our IPO, and these awards fully vested in 2008. In 2007 we issued shares of restricted stock to our named executive officers (other than our Chief Executive Officer) in order to reward them for their performance and to further incentivize them to stay with us for longer periods of time. Generally, 25% of the shares subject to these grants vest on each anniversary of the grant date, with the result that 100% of the shares subject to these grants will be fully vested on the fourth anniversary of the grant date. If the employment of a named executive officer terminates prior to the vesting of some or all of the shares, then the unvested shares will be forfeited back to us; provided that Mr. Kim is entitled to acceleration of vesting in the event of a change in control of our company.

Other than with respect to the one-time restricted stock bonus described below, the compensation committee determined that the objectives of our compensation program were met without granting additional equity awards to our named executive officers in 2008. This determination was largely based on the liquidity resulting from the sale of shares obtained by exercising the pre-IPO stock options and the continued vesting of the 2007 restricted stock awards. Further, as previously discussed, our Chief Executive Officer was our sole stockholder prior to our IPO and continues to control a majority of our outstanding capital stock. In light of these circumstances, our compensation committee determined that it was not necessary to grant equity awards to Mr. Hsieh in order to fulfill the objectives of our executive compensation program.

2008 Restricted Stock Bonus

In October 2008 the compensation committee awarded Mr. Jasinski a one-time grant of 15,000 shares of restricted stock as a bonus for his contributions to our projects with the DHS. These shares were issued in November 2008 in connection with the issuance of shares of restricted stock to a group of our employees. The issuance was specifically timed to coincide with a period when individuals are typically not prohibited from selling shares of our common stock under our securities trading policy, with the intent that, upon vesting, individuals could have the ability to sell shares of our stock to satisfy tax liabilities that may arise. 25% of the shares subject to Mr. Jasinski’s bonus grant vest on each anniversary of the grant date, with the result that 100% of the shares subject to this bonus grant will be fully vested on the fourth anniversary of the grant date. If Mr. Jasinski’s employment terminates prior to the vesting of some or all of the shares, then the unvested shares will be forfeited back to us.

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

2009 Compensation Decisions

In February 2009, our compensation committee approved the following annual base salaries for our named executive officers: (i) $300,000 for Mr. Hsieh, (ii) $268,000 for Mr. Kim, and (iii) $211,000 for each of Messrs. Hollowich and Jasinski. In addition, the committee approved a 2009 cash-based incentive bonus program, pursuant to which each named executive may, based upon the achievement of company and individual performance objectives, receive a bonus that ranges from 2% to 70% of an individual’s base salary.

On April 22, 2009, our compensation committee awarded Mr. Hollowich a $40,000 discretionary bonus for his contributions to our business.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Ming Hsieh,	2008	$287,000	$—	$—	$—	$100,000	$8,207	(3)	$395,207
Chief Executive Officer	2007 2006	273,000 265,226	— —	— —	— —	— —	8,496 7,294		281,496 272,520

Paul Kim,	2008	262,500	—	292,384	—	60,000	6,634	(3)	621,518
Chief Financial Officer	2007	245,333	—	22,119	218,838	45,000	7,360		538,650
	2006	222,000	50,000	—	661,213	—	6,600		939,813

Michael Hollowich,	2008	206,167	—	43,858	11,559	60,000	16,136	(4)	337,720
Executive Vice President, Operations	2007 2006	196,500 190,534	— 50,000	3,318 —	93,446 224,688	40,000 —	17,218 17,039		350,482 482,261

James Jasinski,	2008	203,667	150,000	48,064	11,559	100,000	10,824	(5)	524,114
Executive Vice President, Federal and State Systems	2007 2006	194,950 189,134	60,000 50,000	3,318 —	93,446 239,013	40,000 —	11,048 10,610		402,762 488,757

(1)	The amounts shown in these columns represent the compensation costs of restricted stock and options for financial reporting purposes pursuant to FAS 123R, assuming for this purpose only no effect of forfeitures. The assumptions we used with respect to the valuation of stock and option grants are set forth in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(2)	The amounts in this column reflect the cash awards paid pursuant to our annual cash bonus plan.
(3)	Consists of contributions made by us to our 401(k) plan on behalf of the named individuals.
(4)	Includes (i) $11,323 we paid to Mr. Hollowich in lieu of a health insurance contribution and (ii) $4,813 of contributions made by us to our 401(k) plan on behalf of Mr. Hollowich.
(5)	Includes (i) $4,936 we paid to Mr. Jasinski in lieu of a health insurance contribution and (ii) $5,888 of contributions made by us to our 401(k) plan on behalf of Mr. Jasinski.

Grants of Plan-Based Awards in 2008

The following table provides information with regard to potential cash bonuses paid or payable in 2008 under our performance-based, non-equity incentive plan, and with regard to the shares of restricted stock granted to Mr. Jasinski during 2008.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($) (2)
Name		Threshold ($)	Maximum ($)
Ming Hsieh	—	$6,000	$201,000	—	$—

Paul Kim	—	5,000	184,000	—	—

Michael Hollowich	—	4,000	145,000	—	—

James Jasinski	11/15/08	—	—	15,000	133,500
	—	4,000	145,000	—	—

(1)	Amounts shown in these columns are the estimated possible payouts under the 2008 bonus plan based on certain assumptions about the achievement of company and individual performance objectives. The actual amounts paid pursuant to the 2008 bonus plan are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.” The company and individual performance objectives under the 2008 bonus plan, as well the compensation committee’s pay-out determinations for the 2008 bonus plan, are detailed above under “Compensation Discussion and Analysis—Annual Cash Bonus Awards—2008 Bonus Plan.”
(2)	The amounts shown in this column represent the compensation costs of restricted stock for financial reporting purposes pursuant to FAS 123R, assuming for this purpose only no effect of forfeitures. The assumptions we used with respect to the valuation of stock grants are set forth in Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Outstanding Equity Awards at December 31, 2008

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2008, as well as the number of outstanding unvested shares of restricted stock held by our named executive officers as of December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (2)
Ming Hsieh	—	—	$—	—	—		$—

Paul Kim	—	—	—	—	75,000	(1)	1,017,750

Michael Hollowich	—	—	—	—	11,250	(1)	152,663
	2	—	0.60	3/1/2012	—		—
	8,570	—	1.00	1/1/2014	—		—
	41,505	—	4.50	6/22/2014	—		—
	22,336	—	4.50	6/22/2014	—		—

James Jasinski	—	—	—	—	26,250	(1)	356,213
	10,000	—	0.60	5/1/2012	—		—
	40,000	—	0.75	1/1/2013	—		—
	40,000	—	1.00	1/1/2014	—		—
	55,583	—	4.50	6/22/2014	—		—
	44,417	—	4.50	6/22/2014	—		—

(1)	These shares were granted pursuant to our 2004 Plan. 25% of the shares subject to these grants vest on each anniversary of the grant date, with the result that 100% of the shares subject to these grants will be fully vested on the fourth anniversary of the grant date. If the employment of a named executive officer terminates prior to the vesting of some or all of the shares, then the unvested shares will be forfeited back to us; provided that Mr. Kim is entitled to acceleration of vesting in the event of a change in control of our company.
(2)	Determined by multiplying the number of shares by $13.57, the closing price for our common stock on the Nasdaq Global Select Market on December 31, 2008.

Option Exercises and Stock Vested

The following table provides information regarding (i) exercises of stock options by each of our named executive officers during 2008 and (ii) shares of restricted stock held by our named executive officers that vested in 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Ming Hsieh	—	$—	—	$—
Paul Kim	409,965	4,166,390	25,000	336,000
Michael Hollowich	44,900	502,004	3,750	50,400
James Jasinski	—	—	3,750	50,400

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.
(2)	Determined by multiplying the number of shares acquired on vesting by $13.44, the closing price for our common stock on the Nasdaq Global Select Market on November 28, 2008.

Employment Agreements

Employment Agreement with Paul Kim

We entered into an employment agreement with Paul Kim, our Chief Financial Officer, on January 5, 2004. The employment agreement provides for an initial annual base salary of $208,000 and a one-time initial bonus of $20,000. Pursuant to the employment agreement Mr. Kim is also eligible to receive an annual incentive bonus at the discretion of our compensation committee. Compensation for Mr. Kim is subject to normal periodic review by our compensation committee. Mr. Kim’s current annual base salary, as approved by our board of directors, is $268,000 and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Kim is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

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

For 2008, Mr. Kim’s base salary constituted 42.2% of his total compensation.

Employment Agreement with Michael Hollowich

We entered into an employment agreement with Michael Hollowich, our Executive Vice President, Operations, in February 2001. The employment agreement provides for an initial base salary of $150,000 per year. Compensation for Mr. Hollowich is subject to normal periodic review by our compensation committee. Mr. Hollowich’s current annual base salary, as approved by the board of directors, is $211,000, and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Hollowich is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Hollowich’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Hollowich or us. The employment agreement states that Mr. Hollowich’s employment is of no set duration.

In November 2007, Mr. Hollowich was granted 15,000 shares of restricted common stock. 25% of the restricted shares vest on each anniversary of the grant date, with the result that 100% of the restricted shares will be fully vested on the fourth anniversary of the grant date. For 2008, Mr. Hollowich’s base salary constituted 61.1% of his total compensation.

Employment Agreement with James J. Jasinski

We entered into an employment agreement with James J. Jasinski, our Executive Vice President, Federal and State Systems, in May 2002. The employment agreement provides for an initial base salary of $160,000 per year and a one-time sign-on bonus of $10,000. Compensation for Mr. Jasinski is subject to normal periodic review by our compensation committee. Mr. Jasinski’s current annual base salary, as approved by the board of directors, is $211,000 and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Jasinski is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Jasinski’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Jasinski or us. The employment agreement states that Mr. Jasinski’s employment is of no set duration.

In November 2007, Mr. Jasinski was granted 15,000 shares of restricted common stock. 25% of the restricted shares vest on each anniversary of the grant date, with the result that 100% of the restricted shares will be fully vested on the fourth anniversary of the grant date. In November 2008, Mr. Jasinski was granted 15,000 shares of restricted common stock. 25% of the restricted shares vest on each anniversary of the grant date, with the result that 100% of the restricted shares will be fully vested on the fourth anniversary of the grant date. For 2008, Mr. Jasinski’s base salary constituted 38.9% of his total compensation.

Potential Payments Upon Termination or Change in Control

Assuming a change in control occurred on December 31, 2008 and Mr. Kim’s employment was terminated, he would have been entitled to change in control benefits totaling an aggregate of $1,280,250. These benefits are detailed below. The compensation committee believes it is important to provide these benefits in order to retain the services of Mr. Kim.

Pursuant to the employment agreement of Mr. Kim, if he terminates his employment following a “Control Event” we are required to provide continued payment of Mr. Kim’s base salary for the twelve months following the termination of employment. Assuming Mr. Kim terminated his employment as of December 31, 2008 following a Control Event, Mr. Kim would be entitled to be paid $262,500 over the twelve month period following such termination in accordance with our regular payroll practices.

Mr. Kim holds shares of restricted stock that would immediately vest in the event of a “Change in Control.” Assuming a Change in Control occurred on December 31, 2008, Mr. Kim would be entitled to accelerated vesting of 75,000 shares of restricted stock with a value of $1,017,750, based on the $13.57 closing price of our common stock on the Nasdaq Global Select Market on December 31, 2008.

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

Director Compensation

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2008 for services as members of our board of directors.

Name	Fees earned or paid in cash ($)	Option Awards ($)		Total ($)
John Bolger (1)	$38,750	$48,634	(2)	$87,384
John P. Stenbit (3)	34,000	48,634	(4)	82,634
Kenneth R. Thornton (5)	36,250	48,634	(6)	84,884

(1)	Mr. Bolger held options to purchase 50,000 shares of our common stock at December 31, 2008.
(2)	Mr. Bolger was granted an option to purchase 10,000 shares of our common stock on July 24, 2008. The dollar amount in this column represents the grant date fair value of such option grant computed in accordance with SFAS 123R. The assumptions we used with respect to the valuation of option grants are set forth in Note 5 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
(3)	Mr. Stenbit held options to purchase 80,000 shares of our common stock at December 31, 2008.
(4)	Mr. Stenbit was granted an option to purchase 10,000 shares of our common stock on July 24, 2008. The dollar amount in this column represents the grant date fair value of such option grant computed in accordance with SFAS 123R. The assumptions we used with respect to the valuation of option grants are set forth in Note 5 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
(5)	Mr. Thornton held options to purchase 80,000 shares of our common stock at December 31, 2008.
(6)	Mr. Thornton was granted an option to purchase 10,000 shares of our common stock on July 24, 2008. The dollar amount in this column represents the grant date fair value of such option grant computed in accordance with SFAS 123R. The assumptions we used with respect to the valuation of option grants are set forth in Note 5 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Summary of Director Compensation

Prior to July 24, 2008, each of our non-employee directors was paid $20,000 annually, received $2,000 for attendance at each board meeting and was reimbursed for reasonable expenses incurred in connection with performance of their duties as directors. Additionally, the chairperson of each of the audit committee and the compensation committee received $2,500 and $1,500, respectively, and members of the audit committee and compensation committee (not including chairpersons) received $1,500 and $1,000, respectively, for attendance at each meeting of such committees. On July 24, 2008, our compensation committee and full board of directors approved a revised cash compensation structure for our non-employee directors. Each of our non-employee directors is now paid $30,000 annually and is reimbursed for reasonable expenses incurred in connection with performance of their duties as directors. Additionally, the chairperson of each of the audit committee, the compensation committee and the nominating and corporate governance committee receives an annual payment of $18,000, $10,000 and $5,000, respectively, and members of the audit committee, compensation committee and nominating and corporate governance committee (not including chairpersons) receive annual payments of $10,000, $5,000 and $2,500, respectively.

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

Compensation Committee Interlocks and Insider Participation

In fiscal 2008, the members of our compensation committee were Messrs. Bolger, Stenbit and Thornton, who are all non-employee directors. None of such committee members (i) was, during fiscal 2008, an officer or employee of us or any of our subsidiaries, or (ii) is formerly an officer of us or any of our subsidiaries. No executive officer of Cogent has served as a member of the board of directors or compensation committee of any entity that has or has had one or more executive officers who served as a member of Cogent’s board of directors or compensation committee during the 2008 fiscal year.

Report of the Compensation Committee

The compensation committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

COMPENSATION COMMITTEE

John Bolger

John P. Stenbit

Kenneth R. Thornton

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 1, 2009, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned
Name or Group of Beneficial Owners	Number	Percent (1)
Named Executive Officers:
Ming Hsieh	46,819,965	52.3%
Paul Kim	75,000	*
Michael Hollowich (2)	83,663	*
James Jasinski (3)	216,250	*
Directors:
John Bolger (4)	33,625	*
John P. Stenbit (5)	60,625	*
Kenneth R. Thornton (6)	65,625	*
Executive officers and directors as a group (7 persons) (7)	47,354,753	52.8%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on 89,590,883 shares of our common stock outstanding as of April 1, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options currently exercisable, or exercisable within 60 days after April 1, 2009, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 72,413 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2009.
(3)	Includes 190,000 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2009.
(4)	Includes 30,625 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2009.
(5)	Consists of 60,625 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2009.
(6)	Includes 60,625 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2009.
(7)	Includes an aggregate of 414,288 shares issuable upon the exercise of options granted to our executive officers and directors that are exercisable within 60 days after April 1, 2009.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2008 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	1,433,415	$8.16	2,364,910
Equity compensation plans not approved by our stockholders (2)	—	—	—
Total	1,433,415	$8.16	2,364,910

(1)	Includes our 2000 Stock Option Plan and our 2004 Equity Incentive Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(2)	All of our equity compensation plans were approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee. We maintain entity level controls and procedures that are designed to ensure that all transactions required to be disclosed under paragraph (a) of Item 404 of Regulation S-K are brought to the attention of the audit committee. No such transactions occurred and, as a result, the audit committee did not review any such transactions during fiscal year 2008 to determine whether they were within the scope of paragraph (a) of Item 404.

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

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2008 by Deloitte & Touche LLP:

	2007	2008
Audit Fees (1)	$1,176,544	$1,150,922
Audit-Related Fees (2)	134,920	279,197
Tax Fees (3)	395,185	563,683

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.
(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our consolidated annual financial statements and review of the interim consolidated financial statements in quarterly reports and are not reported under “Audit Fees.”
(3)	“Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

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

April 30, 2009

Cogent, Inc.

By	/s/ MING HSIEH
Ming Hsieh
President and Chief Executive Officer
(Principal Executive Officer)