Form 10-Q
period 2009-03-31
Cogent, Inc.
filed 2009-05-08
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 89,634,633 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash	$34,862	$37,882
Investments in marketable securities	277,434	236,371
Billed accounts receivable, net of allowance for doubtful accounts of $660 and $986 at December 31, 2008 and March 31, 2009, respectively	30,767	23,435
Unbilled accounts receivable	1,110	808
Inventory and contract related costs	12,715	16,317
Prepaid expenses and other current assets	3,251	3,691
Deferred income taxes	31,956	31,845

Total current assets	392,095	350,349
Investments in marketable securities	167,600	232,100
Inventory and contract related costs	5,813	6,628
Property and equipment, net	37,192	37,469
Deferred income taxes	9,112	8,899
Intangible and other assets	8,319	8,188

Total assets	$620,131	$643,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,629	$6,982
Accrued expenses	11,574	11,790
Income taxes payable	—	5,715
Deferred revenues	59,438	52,054

Total current liabilities	75,641	76,541
Long-term liabilities
Deferred revenues	15,540	28,790
Other liabilities	9,478	9,434

Total liabilities	100,659	114,765

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and March 31, 2009, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 95,943,495 and 89,590,883 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	120	120
Additional paid-in capital	433,843	370,707
Retained earnings	147,477	156,427
Accumulated other comprehensive income	1,278	1,614
Treasury stock, at cost; 6,379,077 and zero shares at December 31, 2008 and March 31, 2009, respectively	(63,246)	—

Total stockholders’ equity	519,472	528,868

Total liabilities and stockholders’ equity	$620,131	$643,633

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2008	2009
Revenues:
Product revenues	$17,404	$20,666
Maintenance and services revenues	7,227	10,368

Total revenues	24,631	31,034

Cost of revenues:
Cost of product revenues	4,981	5,553
Cost of maintenance and services revenues	2,561	4,261

Total cost of revenues	7,542	9,814

Gross profit	17,089	21,220

Operating expenses (income):
Research and development	3,170	3,727
Selling and marketing	2,691	3,155
General and administrative	2,944	3,020
Income from settlement of lawsuit	(10,000)	—

Total operating (income) expenses	(1,195)	9,902

Operating income	18,284	11,318
Other income:
Interest income	4,970	3,256
Other, net	(37)	45

Total other income	4,933	3,301

Income before income taxes	23,217	14,619
Income tax provision	8,789	5,669

Net income	$14,428	$8,950

Basic net income per share	$0.16	$0.10

Diluted net income per share	$0.16	$0.10

Shares used in computing basic net income per share	91,508	89,579

Shares used in computing diluted net income per share	92,746	90,501

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2009
Cash Flows from operating activities:
Net income	$14,428	$8,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378	738
Allowance for doubtful accounts	(44)	326
Share-based compensation	921	976
Excess tax benefit from share-based compensation	—	(103)
Amortization of bond discount on available for sale securities	(605)	1,580
Equity in earnings of investee	(25)	(114)
Deferred income taxes	2,195	(813)
Changes in assets and liabilities:
Billed accounts receivable	7,894	6,973
Unbilled accounts receivable	(67)	302
Inventory and contract related costs	(3,958)	(4,420)
Prepaid expenses and other current assets	(692)	(443)
Other assets	(10)	49
Accounts payable	2,641	2,455
Accrued expenses	(730)	224
Other liabilities	729	(44)
Income taxes payable	5,825	5,821
Deferred revenues	10,090	5,866

Net cash provided by operating activities	38,970	28,323

Cash Flows from investing activities:
Purchase of available-for-sale securities	(278,060)	(127,587)
Proceeds from maturities of available-for-sale securities	285,850	102,931
Purchase of equity investment	(3,000)	—
Purchase of property and equipment	(485)	(825)

Net cash provided (used in) by investing activities	4,305	(25,481)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested share awards		(6)
Proceeds from the exercise of stock options	103	63
Excess tax benefit from share-based compensation	—	103
Repurchase of common stock	(36,580)	—

Net cash (used in) provided by financing activities	(36,477)	160

Effect of exchange rate changes on cash	(349)	18

Net increase in cash	6,449	3,020
Cash, beginning of period	8,955	34,862

Cash, end of period	$15,404	$37,882

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$4,515	$4,718
Income taxes	$(479)	$(497)
Non-cash financing activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$54	$—

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2008 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2008 and 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the December 31, 2008 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of the Company’s software are recognized using the percentage-of-completion method as described by Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Production Type Contracts.” The percentage-of-completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Material differences may result in the amount and timing of the Company’s revenue for any period if actual results differ from the Company’s judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. There were no revenues recognized under such arrangements for the three months ended March 31, 2008 and 2009, respectively.

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended March 31,
Percentage of Revenues	2008	2009
Customer A	41%	50%
Customer B	11%	—

Percentage of Billed Accounts Receivable	December 31, 2008	March 31, 2009
Customer A	*	*
Customer B	*	—

(*)	Amounts do not exceed 10% for such period

Note 2 – Recent Accounting Pronouncements

The disclosure requirements of SFAS No. 157, “Fair Value Measurements,” which took effect on January 1, 2008, are presented in Note 7. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements.

The accounting requirements of SFAS No. 141(R), “Business Combinations,” which took effect on January 1, 2009, were adopted but had no impact on the Company’s financial statements.

The accounting and presentation requirements of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” which took effect on January 1, 2009, had no impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 157-4 on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”). FSP 115-2/124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. FSP 115-2/124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2/124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2/124-2 is effective beginning for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 115-2/124-2 on its consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for the Company beginning April 1, 2009. The Company is still assessing the impact of FSP 107-1 on its consolidated financial position and results of operations.

Other new pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3. Settlement of Claims with Northrop

In April 2005, Cogent initiated a lawsuit against Northrop Grumman Corporation in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition (the “Action”). On December 5, 2007, Cogent and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement”). Pursuant to the terms of the Settlement, Cogent and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement, Cogent and Northrop entered into four agreements; collectively, the “Agreements”:

1.	The “Settlement Agreement,” pursuant to which Northrop agreed to pay Cogent $25 million, of which $15 million was paid in January 2008 and $10 million was paid in January 2009;

2.	The “Software License Agreement,” pursuant to which Northrop will pay Cogent $15 million over three years for a non-exclusive license to use certain of Cogent’s automated fingerprint identification software in certain existing programs, of which $5 million was paid in each of January 2008 and January 2009;

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

Accounting for the Software License Agreement is subject to the guidance of SOP 97-2. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, the Company did not believe it appropriate to apply the Company’s standard maintenance VSOE rate to this amount and the Company could not determine the fair value of the associated maintenance commitment. The Company will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While the Company was not able to establish VSOE of the maintenance commitment, the Company believes its standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. The Company will therefore allocate a portion of the revenues representing its standard annual maintenance renewal rate (based on VSOE), to maintenance revenues. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e., each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying condensed consolidated statement of income.

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

In January 2008, the Company received its first scheduled payments of $15.0 million pursuant to the Settlement Agreement and $5.0 million pursuant to the Software License Agreement. During the fourth quarter of 2008, Northrop ordered $5.0 million of products and services pursuant to the Product and Services Agreement which was paid in the first quarter of 2009. Additionally, in the first quarter of 2009, the Company received its second scheduled payment of $10.0 million pursuant to the Settlement Agreement, and $5.0 million pursuant to the Software License Agreement. As of March 31, 2009, the $5.0 million order is included in deferred revenues. Of the $20.0 million in payments received under the Agreements in 2008, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the accompanying consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. Of the $20.0 million received in the first quarter of 2009, no amounts were recognized as revenue under the combined Software License Agreement or the Product and Services Agreement. Additionally, the second payment of $10.0 million pursuant to the Settlement Agreement was not recognized as income for the three months ended March 31, 2009. Total deferred revenue from Northrop pursuant to the Agreements was $30.0 million as of March 31, 2009.

Note 4 – Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs that indicate it may be impaired. Based on its annual impairment test in 2008, the Company determined that goodwill was not impaired. Furthermore, the Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets are not be recoverable as of December 31, 2008 and March 31, 2009.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2008 and March 31, 2009 (in thousands):

	December 31, 2008				March 31, 2009
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$260	$260	$—	$260	$260	$—
Customer relationships	3	1,500	333	1,167	1,500	458	1,042
Non-compete agreement	3	400	89	311	400	122	278
Patents	5	750	550	200	750	588	162

Total		$2,910	$1,232	$1,678	$2,910	$1,428	$1,482

Amortization expense for intangible assets with finite lives was $38,000 and $196,000 for the three months ended March 31, 2008 and 2009, respectively.

Estimated amortization expense for the next five years is expected to be $587,000 for the remainder of 2009, $683,000 in 2010, $212,000 in 2011 and zero in 2012. As of March 31, 2009, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the Company’s April 2008 acquisition of the Security Solutions Division (the “SSD Division”) of MAXIMUS, Inc.

Note 5 – Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended March 31,
	2008	2009
	(in thousands)
Cost of product revenues	$109	$138
Cost of maintenance and services revenues	136	165
Research and development expenses	222	250
Selling and marketing expenses	252	230
General and administrative expenses	202	193

	$921	$976

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested shares and other share-based instruments to employees.

Stock Options

During the three months ended March 31, 2008 and 2009, zero and 12,000 stock options were granted, respectively. The fair values of each award granted under the Company’s stock option plans during the three months ended March 31, 2009 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Volatility	46%
Risk-free interest rate	2.0%
Dividend yield	0.00%
Expected life (years)	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three months ended March 31, 2009 was $4.69. As of March 31, 2009, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.5 years.

The options outstanding as of March 31, 2009 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the three months ended March 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2008	1,433,415	$8.16
Granted	12,000	10.13
Exercised	(25,762)	2.53
Canceled or forfeited	(30,421)	15.11

Outstanding, March 31, 2009	1,389,232	$8.13

Exercisable at March 31, 2009	1,163,173	$5.90

A total of 2,362,206 options remain available for grant under the Company’s share-based compensation plans at March 31, 2009.

The following tables further describe stock options outstanding at March 31, 2009.

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at March 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
					(in thousands)				(in thousands)
$ 0.30	$0.60	61,252	1.7	$0.37	$706	61,252	1.7	$0.37	$706
0.75	0.75	199,080	4.0	0.75	2,220	199,080	4.0	0.75	2,220
1.00	1.00	184,520	4.8	1.00	2,011	184,520	4.8	1.00	2,011
4.50	8.50	379,901	5.2	4.77	2,709	379,901	5.2	4.77	2,709
11.00	34.43	564,479	7.2	16.17	190	338,420	6.6	17.82	58

0.30	34.43	1,389,232	5.6	$8.13	$7,836	1,163,173	5.2	$5.90	$7,704

Vested or expected to vest		1,359,844	5.6	$7.03	$7,819

The Company defines in-the-money options at March 31, 2009 as options that had exercise prices that were lower than the $11.90 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 1.0 million shares that were in-the-money at that date. There were 0.9 million in-the-money options exercisable at March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2009 was $847,000 and $246,000, respectively, determined as of the date of exercise. The Company has recognized an income tax benefit for stock-based compensation arrangements of $93,000 and $43,000 in the condensed consolidated statements of income for the three months ended March 31, 2008 and 2009, respectively.

Nonvested Shares

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period. A summary of nonvested share activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested shares outstanding at December 31, 2008	941,975	$11.28	$12,783
Granted	26,400	10.79
Vested	(1,188)	10.01
Cancelled or forfeited	(5,275)	10.59

Nonvested shares outstanding at March 31, 2009	961,912	$11.27	$11,447

As of March 31, 2009, there was approximately $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.6 years.

Note 6. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

March 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$19,798	$—	$—	$19,798
Corporate debt securities with maturities of less than one year	129,920	305	(1,327)	128,898
Municipal securities with maturities of less than one year	2,278	6	—	7,284
U.S. government securities with maturities of less than one year	80,060	343	(12)	80,391

Total short-term investments	237,056	654	(1,339)	236,371

Corporate debt securities with maturities between one and three years	80,388	405	(201)	80,592
Municipal securities with maturities through October 2017	37,429	322	—	37,751
U.S. government securities with maturities between one and three years	112,692	1,096	(31)	113,757

Total long-term investments	230,509	1,823	(232)	232,100

	$467,565	$2,477	$(1,571)	$468,471

December 31, 2008

Type of Security
Short-term instruments	$18,433	$—	$—	$18,433
Corporate debt securities with maturities of less than one year	145,835	277	(1,778)	144,334
Municipal securities with maturities of less than one year	3,091	6	—	3,097
U.S. government securities with maturities of less than one year	110,872	698	—	111,570

Total short-term investments	278,231	981	(1,778)	277,434

Corporate debt securities with maturities between one and three years	64,709	220	(438)	64,491
Municipal securities with maturities through October 2017	14,603	175	—	14,778
U.S. government securities with maturities between one and two years	86,946	1,391	(6)	88,331

Total long-term investments	166,258	1,786	(444)	167,600

	$444,489	$2,767	$(2,222)	$445,034

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized gain on available-for-sale securities at December 31, 2008 and March 31, 2009 was as follows:

	December 31, 2008	March 31, 2009
	(in thousands)
Accumulated unrealized gain	$545	$906

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded no realized gain or loss for the three months ended March 31, 2008 and 2009.

Note 7. Fair Value Measurements

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

As of March 31, 2009	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$19,798	$—	$19,798	$—
Corporate debt securities	209,490	—	206,913	2,577
Municipal securities	45,035	—	43,364	1,671
U.S. government securities	194,148	—	194,148	—

	$468,471	$—	$464,223	$4,248

As of March 31, 2009, the Company’s investments included $4.2 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Since February 2008, uncertainties in the credit markets have prevented the Company and other investors from liquidating investments in auction rate securities as, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. Based on this analysis of impairment factors, including but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of March 31, 2009.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2009	$4,248
Total gains or losses (realized or unrealized)	—
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2009	$4,248

Note 8. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2008	March 31, 2009
	(in thousands)
Materials and components	$6,126	$7,575
Inventory and costs related to long-term contracts	679	57
Deferred costs of revenue	11,723	15,313

	$18,528	$22,945

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

Note 9. Net Income Per Share

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

	Three months ended March 31,
	2008	2009
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$14,428	$8,950

Denominator:
Denominator for basic net income per share—weighted average shares	91,508	89,579
Dilutive potential common stock options and nonvested shares	1,238	922

Denominator for diluted net income per share—adjusted weighted average shares	92,746	90,501

Basic net income per share	$0.16	$0.10

Diluted net income per share	$0.16	$0.10

During the three months ended March 31, 2008 and 2009, options to purchase 582,588 and 423,354 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

Note 10. Comprehensive Income

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

	Three Months Ended March 31,
	2008	2009
	(In thousands)
Net income	$14,428	$8,950
Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	227	251
Change in foreign currency translation adjustment	(271)	85

Total comprehensive income	$14,384	$9,286

Note 11. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of March 31, 2009 the Company had cumulative unrecognized tax benefits of $8.8 million. Included in this balance is approximately $7.0 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The company believes that it is reasonably possible that a decrease of up to $5.4 million in unrecognized tax benefits related to temporary federal tax exposures may be necessary within the next 12 months.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2008, the total amount of accrued income tax-related interest and penalties before tax benefits was $1.5 million. During the three months ended March 31, 2009, an additional $124,000 of interest before tax benefits was accrued.

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

Note 12. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of March 31, 2009, deferred revenue related to the agreements entered in connection with the settlement of the lawsuit was $30.0 million.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The new turnkey AFIS will provide a broader range of functional capabilities than the current system. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The system was accepted in the fourth quarter of 2008 and $3.7 million of revenue related to this contract was recognized. Deferred revenue related to the contract was $5.4 million as of March 31, 2009. The deferred balance as of March 31, 2009 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 5.7 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. As of March 31, 2009, the Company has $6.1 million in deferred revenue which represents billing for services rendered over the contract period.

Note 13. Stock Repurchase Program

On November 1, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of its common shares over a 12 month period expiring in October 2008. On November 13, 2008, the Company announced that its Board of Directors had extended the expiration date of the repurchase program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. Acting pursuant to this program, the Company repurchased a total of 6,039,077 shares during 2007 and 2008 at an aggregate cost of $59.4 million. The Company did not purchase any shares under the program during the three months ended March 31, 2009.

Shares are purchased pursuant to this program in the open market using the Company’s cash resources. The authorized amount remaining available for share repurchase as of March 31, 2009 is $90.6 million. The share repurchase program may be suspended or discontinued at any time without prior notice. Previously, shares purchased pursuant to this program were held in treasury, and these shares were cancelled in the three months ended March 31, 2009.

Note 14. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended March 31, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$18,386	$2,187	$93	$—	$20,666
Maintenance and services revenues	8,597	1,193	240	338	10,368

Total	$26,983	$3,380	$333	$338	$31,034

	Three months ended March 31, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$14,217	$422	$116	$2,649	$17,404
Maintenance and services revenues	6,395	623	154	55	7,227

Total	$20,612	$1,045	$270	$2,704	$24,631

At December 31, 2008 and March 31, 2009, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31, 2008	March 31, 2009
Property and equipment, net of accumulated depreciation in the United States	$34,281	$34,293
Property and equipment, net of accumulated depreciation in other countries	2,911	3,176

	$37,192	$37,469

Intangible assets, net of accumulated amortization in the United States	$4,602	$4,406

Note 15. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. In addition, Cogent entered into an agreement pursuant to which Cogent will develop and supply a variety of readers to ANP. Cogent’s investment in ANP is accounted for under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company’s share of its equity in earnings of the investee, which totaled $114,000 and $25,000 during the three months ended March 31, 2009 and 2008, respectively, are reported in the Other, net line item in the Company’s condensed consolidated statement of income.

Note 16. Commitments and Contingencies

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

Note 17. Subsequent Event

The Company’s revolving line of credit with a U.S. bank was amended in April 2009 to extend the expiration date to May 2010 and to increase the amount available for advances for trade finance transactions and working capital requirements from $9 million to $20 million. Borrowings under the line of credit bear interest at the bank’s reference rate (4.0% at March 31, 2009). The line of credit is secured by Company assets consisting of equipment, inventory and accounts receivable. There were no outstanding borrowings under this line at December 31, 2008 and March 31, 2009. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain insurance requirements, limitations on outside indebtedness, and use of proceeds for business operations.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (SEC).

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

Settlement of Claims against Northrop

In April 2005, we initiated a lawsuit against Northrop Grumman in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets and other claims (the “Action”). On December 5, 2007, we and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement”). Pursuant to the terms of the Settlement, we and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement, we entered into four agreements with Northrop (collectively, the “Agreements”):

1.	The “Settlement Agreement,” pursuant to which Northrop agreed to pay Cogent $25 million, of which $15 million was paid in January 2008 and $10 million was paid in January 2009;

2.	The “Software License Agreement,” pursuant to which Northrop will pay Cogent $15 million over three years for a non-exclusive license to use certain of Cogent’s automated fingerprint identification software in certain existing programs, of which $5 million was paid in each of January 2008 and January 2009;

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

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method as described by SOP 81-1. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period or until the time when such VSOE is established. There were no revenues recognized under such arrangements for the three months ended March 31, 2008 and 2009, respectively.

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

Investments in Marketable Securities. Our investments in marketable securities consist of money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds and corporate bonds and notes. We account for our investments in debt and equity securities under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (FAS 115). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. We have the intent, ability and history of holding these securities until maturity. Under FAS 115, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (OCI) as a separate component of stockholders’ equity. When the fair value of an investment declines below its original cost, we evaluate the investment in accordance with FASB Staff Position (“FSP”) 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in OCI. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of March 31, 2009, our net deferred tax assets were $40.7 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2009
Consolidated Statements of Income Data:
Revenues:
Product revenues	70.7%	66.6%
Maintenance and services revenues	29.3	33.4

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	20.2	17.9
Cost of maintenance and services revenues	10.4	13.7

Total cost of revenues	30.6	31.6

Gross profit	69.4	68.4

Operating expenses:
Research and development	12.9	12.0
Selling and marketing	10.9	10.2
General and administrative	12.0	9.7
Income from settlement of lawsuit	(40.6)	0.0

Total operating expenses (income)	(4.8)	31.9

Operating income	74.2	36.5
Interest income	20.2	10.5
Other, net	(0.1)	0.1

Income before income taxes	94.3	47.1
Income tax provision	35.7	18.3

Net income	58.6%	28.8%

Comparison of Results for the three months ended March 31, 2009 and 2008

Revenues. Revenues were $31.0 million for the three months ended March 31, 2009, compared to $24.6 million for the three months ended March 31, 2008. Product revenues were $20.7 million for the three months ended March 31, 2009, compared to $17.4 million for the three months ended March 31, 2008. The $3.3 million increase in product revenues was driven primarily by our continued strong sales to the DHS, as well as sales to Spain, Pennsylvania, and Romania.

Maintenance and services revenues increased to $10.4 million for the three months ended March 31, 2009 from $7.2 million for the three months ended March 31, 2008. The increase of $3.2 million or 43.5%, was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, (ii) an increase in services provided to the DHS and (iii) contribution from our Security Solutions Division, which we acquired in April 2008 (the “SSD Division”).

Gross Profit. Gross profit as a percentage of revenues was 68.4% for the three months ended March 31, 2009, compared to 69.4% for the three months ended March 31, 2008. Product gross margins were 73.1% for the three months ended March 31, 2009, compared to 71.4% for the three months ended March 31, 2008. The improvement in margins on product revenues was primarily due to a change in the mix of products sold during the three months ended March 31, 2009; our software intensive solutions typically have higher margins than our hardware intensive solutions.

Costs of maintenance and service revenues increased $1.7 million or 66.4%, to $4.3 million for the three months ended March 31, 2009 from $2.6 million for the three months ended March 31, 2008. This increase was the result of the increase in maintenance and support services provided during the period. Margins on maintenance and services decreased from 64.6% during the three months ended March 31, 2008 to 58.9% during the three months ended March 31, 2009 primarily due to an increase in the number of personnel engaged in providing maintenance and support services, as we expand capacity in response to increasing demand. In addition, the decrease in margins on maintenance and services were partially due to the SSD Division, which has lower gross margins than our historic service gross margins.

Research and Development. Research and development expenses increased $557,000, or 17.6%, to $3.7 million for three months ended March 31, 2009, compared to $3.2 million for the three months ended March 31, 2008. As a percentage of revenues research and development expenses remained relatively consistent at approximately 12.0% of revenues for the three months ended March 31, 2009 compared to 12.9% of revenues for the three months ended March 31, 2008. The increase in research and development expenses was primarily due to an increase in expenses related to our efforts to develop new products for our customers.

Selling and Marketing. Selling and marketing expenses increased $464,000, or 17.2%, to $3.2 million for the three months ended March 31, 2009, compared to $2.7 million for the three months ended March 31, 2008. As a percentage of revenues such expenses remained relatively consistent at 10.2% for the three months ended March 31, 2009, compared to 10.9% for the three months ended March 31, 2008. The increase in selling and marketing expenses was primarily due to management continuing to expand its marketing and business development capabilities in 2009, which resulted in an increase in compensation expenses of $269,000 driven by an increase in headcount and an increase in consulting fees of $195,000.

General and Administrative. General and administrative expenses were $3.0 and $2.9 million for the three months ended March 31, 2009 and 2008, respectively. As a percentage of revenues, general and administrative expenses decreased to 9.7% for the three months ended March 31, 2009 compared to 12.0% for the three months ended March 31, 2008. This decrease as a percent of revenues was primarily due to higher revenues realized in the first quarter of 2009 compared to 2008 associated with our relatively fixed general and administrative costs.

Interest Income. We earned interest income of $3.3 million during the three months ended March 31, 2009, compared to $5.0 million during the three months ended March 31, 2008. The decrease in interest income was primarily due to a decrease in interest rates partially offset by a higher average cash and investment balances as a result of cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $5.7 million during the three months ended March 31, 2009. Our effective tax rate of 38.8% for the three months ended March 31, 2009 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $8.8 million, with an effective tax rate of 37.9%, during the three months ended March 31, 2008.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of March 31, 2009, we had $37.9 million in cash and $468.5 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the three months ended March 31, 2008 and 2009 was as follows:

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$14,428	$8,950
Changes in:
Billed and unbilled accounts receivable	7,827	7,275
Inventory and contract related costs	(3,958)	(4,420)
Deferred revenues	10,090	5,866
Deferred income taxes and taxes payable	8,020	5,008
Net other activity	2,563	5,644

Net cash provided by operating activities	$38,970	$28,323

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

Cash provided by operating activities was reduced by $10.6 million primarily due to the decrease in net income affected by income taxes as well as the decrease in deferred revenue. We experienced strong cash collections on our accounts receivable balances during the three months ended March 31, 2008 and 2009, which contributed to the cash provided by operations during both of these periods.

The $5.9 million increase in deferred revenues during the three months ended March 31, 2009 was primarily due to an increase in deferred revenue of $15.0 million from Northrop under the settlement and software license agreements previously discussed. This increase was partially offset by approximately $13.6 million of revenue recognized under DHS orders that were included in deferred revenues as of December 31, 2008. Various contracts including Los Angeles County, and the Bureau of Census, as well as additional orders for our Fusion devices contributed approximately $4.5 million to the overall increase of deferred revenues for the three months ended March 31, 2009.

Our effective tax rates have been impacted by the disqualifying disposition of incentive stock options, which reduce our income taxes payable and result in positive cash flow. Our cash flows from income taxes could be impacted depending on the timing of disqualifying dispositions. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities was $4.3 million and ($25.5) million for the three months ended March 31, 2008 and 2009, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash provided by (used in) of $7.8 million and ($24.7) million during the three months ended March 31, 2008 and 2009, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $485,000 and $825,000 for the three months ended March 31, 2008 and 2009, respectively.

Cash (Used in) Provided by Financing Activities

Cash (used in) provided by financing activities was ($36.5) million and $160,000 for the three months ended March 31, 2008 and 2009, respectively. Proceeds from the exercise of stock options were $103,000 and $63,000 during the three months ended March 31, 2008 and 2009, respectively. In accordance with SFAS 123R, we classified the cash flows resulting from the excess tax benefits from share-based compensation as financing cash flows.

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007, we were authorized to repurchase up to $100 million of our common stock. The initial expiration date of the program was October 29, 2008. On November 13, 2008, we announced that our Board of Directors had extended the expiration date of the repurchase program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases under the program can be discontinued at any time our management feels additional purchases are not warranted. The authorized amount remaining available under our repurchase program for share repurchases was $90.6 million as of March 31, 2009. We did not purchase any shares pursuant to the repurchase program during the three months ended March 31, 2009.

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

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Notes to the Condensed Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $8.8 million as of March 31, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

Recent Accounting Pronouncements

The disclosure requirements of SFAS No. 157, “Fair Value Measurements,” which took effect on January 1, 2008, are presented in Note 7. On January 1, 2009, we implemented the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, which had no impact on our financial statements.

The accounting requirements of SFAS No. 141(R), “Business Combinations,” which took effect on January 1, 2009, were adopted but had no impact on our financial statements.

The accounting and presentation requirements of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which took effect on January 1, 2009, had no impact on our financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for us beginning April 1, 2009. We are still assessing the impact of FSP 157-4 on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”). FSP 115-2/124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. FSP 115-2/124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2/124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP 115-2/124-2 is effective beginning for us beginning April 1, 2009. We are still assessing the impact of FSP 115-2/124-2 on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for us beginning April 1, 2009. We are still assessing the impact of FSP 107-1 on our consolidated financial position and results of operations.

Other new pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

In 2008 and for the three months ended March 31, 2009, we derived 57% and 56% respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2008, the DHS accounted for 57% of revenues. In the three months ended March 31, 2009, the DHS accounted for 56% of revenues. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. To the extent that any significant customer, like the DHS, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. For example, a delay in the rollout of US-VISIT, or the completion of the implementation of that program, resulting in a decrease or cessation of orders for our products from the DHS, would materially affect our business.

In 2008 and for the three months ended March 31, 2009, we derived 80% and 83% respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 8% of our revenues in 2008 and 6% of our revenues for the three months ended March 31, 2009 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Ming Hsieh, our Chief Executive Officer, controlled a majority of our outstanding common stock as of March 31, 2009. As a result, he is able to exercise control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares. We are a “controlled company” under the NASDAQ corporate governance rules, and therefore we are entitled to exemptions from certain of the NASDAQ corporate governance rules. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. We do not intend to avail ourselves of the controlled company exemptions, but our intentions may change and in such event, if our stockholders’ interests differed from those of Mr. Hsieh, our stockholders would not be afforded the protections of these NASDAQ corporate governance requirements.

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

In 2008 and for the three months ended March 31, 2009, revenues outside of the Americas accounted for approximately 14% and 13%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Date: May 8, 2009