Form 10-Q
period 2009-06-30
Cogent, Inc.
filed 2009-08-10
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 1, 2009 there were 89,645,189 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash	$34,862	$57,370
Investments in marketable securities	277,434	237,144
Billed accounts receivable, net of allowance for doubtful accounts of $660 and $1,103 at December 31, 2008 and June 30, 2009, respectively	30,767	16,045
Unbilled accounts receivable	1,110	734
Inventory and contract related costs	12,715	16,039
Prepaid expenses and other current assets	3,251	2,727
Deferred income taxes	31,956	31,036

Total current assets	392,095	361,095
Investments in marketable securities	167,600	235,991
Inventory and contract related costs	5,813	6,407
Property and equipment, net	37,192	37,628
Deferred income taxes	9,112	8,899
Intangible and other assets	8,319	8,031

Total assets	$620,131	$658,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,629	$5,962
Accrued expenses	11,574	7,930
Income taxes payable	—	9,775
Deferred revenues	59,438	41,839

Total current liabilities	75,641	65,506
Long-term liabilities
Deferred revenues	15,540	43,263
Other liabilities	9,478	9,531

Total liabilities	100,659	118,300

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and June 30, 2009, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 95,943,495 and 89,640,639 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	120	120
Additional paid-in capital	433,843	371,731
Retained earnings	147,477	164,914
Accumulated other comprehensive income	1,278	2,986
Treasury stock, at cost; 6,379,077 and zero shares at December 31, 2008 and June 30, 2009, respectively	(63,246)	—

Total stockholders’ equity	519,472	539,751

Total liabilities and stockholders’ equity	$620,131	$658,051

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Revenues:
Product revenues	$17,394	$21,472	$34,798	$42,138
Maintenance and services revenues	8,647	10,299	15,874	20,667

Total revenues	26,041	31,771	50,672	62,805

Cost of revenues:
Cost of product revenues	5,618	7,727	10,599	13,280
Cost of maintenance and services revenues	3,733	3,732	6,294	7,993

Total cost of revenues	9,351	11,459	16,893	21,273

Gross profit	16,690	20,312	33,779	41,532

Operating expenses (income):
Research and development	3,376	3,453	6,546	7,180
Selling and marketing	2,992	3,360	5,683	6,515
General and administrative	2,669	2,753	5,613	5,773
Income from settlement of lawsuit	—	—	(10,000)	—

Total operating expenses	9,037	9,566	7,842	19,468

Operating income	7,653	10,746	25,937	22,064
Other income:
Interest income	4,093	2,736	9,063	5,992
Other, net	(165)	155	(202)	200

Total other income	3,928	2,891	8,861	6,192

Income before income taxes	11,581	13,637	34,798	28,256
Income tax provision	4,371	5,150	13,160	10,819

Net income	$7,210	$8,487	$21,638	$17,437

Basic net income per share	$0.08	$0.09	$0.24	$0.19

Diluted net income per share	$0.08	$0.09	$0.24	$0.19

Shares used in computing basic net income per share	89,329	89,631	90,418	89,605

Shares used in computing diluted net income per share	90,482	90,554	91,599	90,545

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2009
Cash Flows from operating activities:
Net income	$21,638	$17,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	997	1,567
Allowance for doubtful accounts	103	443
Share-based compensation	1,790	1,982
Excess tax benefit from share-based compensation	(2,936)	(116)
Amortization of bond (discount) premium on available for sale securities	(628)	3,750
Equity in earnings of investee	(52)	(168)
Deferred income taxes	468	(1,024)
Changes in assets and liabilities:
Billed accounts receivable	(5,122)	14,274
Unbilled accounts receivable	(158)	376
Inventory and contract related costs	(4,560)	(3,914)
Prepaid expenses and other current assets	(1,316)	526
Other assets	2,923	64
Accounts payable	(280)	1,215
Accrued expenses	289	(3,644)
Other liabilities	1,173	53
Income taxes payable	(89)	9,889
Deferred revenues	21,233	10,124

Net cash provided by operating activities	35,473	52,834

Cash Flows from investing activities:
Purchase of available-for-sale securities	(480,911)	(230,119)
Proceeds from maturities of available-for-sale securities	499,695	200,698
Purchase of equity investment	(3,000)	—
Acquisition of Security Solutions Division	(4,927)	—
Purchase of property and equipment	(2,302)	(1,452)

Net cash provided by (used in) investing activities	8,555	(30,873)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested share awards	—	(52)
Proceeds from the exercise of stock options	452	114
Excess tax benefit from share-based compensation	2,936	116
Repurchase of common stock	(41,806)	—

Net cash (used in) provided by financing activities	(38,418)	178

Effect of exchange rate changes on cash	(521)	369

Net increase in cash	5,089	22,508
Cash, beginning of period	8,955	34,862

Cash, end of period	$14,044	$57,370

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$8,836	$9,662
Income taxes	$(10,328)	$(731)
Supplemental disclosures of non-cash activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$114	$33
Property and equipment included in accounts payable	—	$153

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2008 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2009, and its results of operations and cash flows for the three and six months ended June 30, 2008 and 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the December 31, 2008 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Classification of revenues

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold and is generally comprised of the following:

•

Revenues associated with AFIS solutions that do not require significant modification or customization of our software, exclusive of amounts allocated to maintenance for which the Company has VSOE are recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided all other criteria for revenue recognition have been met.

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

•

Revenue associated with the sale of our application specific integrated circuit, or ASIC applications, stand-alone live-scans and other biometric products, exclusive of maintenance (when applicable), the fair value of which is established by VSOE, is recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•

Revenue associated with service offerings where the Company maintains and operate a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) the fee is fixed or determinable and (iii) collection is deemed probable.

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.0 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Revenues recognized under such arrangements were not significant for the three and six months ended June 30, 2008.

As a result of our analysis of historical maintenance renewals that occurred through June 30, 2009, the Company determined that as of June 30, 2009, the Company no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that were executed in the quarter ended June 30, 2009. During the three months ended June 30, 2009, the impact on such arrangements was the deferral of $1.1 million of revenue that would have otherwise been recognized, however, any new AFIS arrangements that the Company executes in future periods in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to our normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in revenues and recognized ratably over the term of the maintenance period, as described above under the caption “Product Revenues.”

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended June 30,		Six months ended June 30,
Percentage of Revenues	2008	2009	2008	2009
Customer A	57%	51%	56%	54%
Customer B	*	*	*	*

Percentage of Billed Accounts Receivable			December 31, 2008	June 30, 2009
Customer A			18%	*
Customer B			16%	*

(*)	Amounts do not exceed 10% for such period

Note 2 – Recent Accounting Pronouncements

The disclosure requirements of SFAS No. 157, “Fair Value Measurements,” which took effect on January 1, 2008, are presented in Note 7 to the condensed consolidated financial statements. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements.

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

On April 1, 2009, the Company adopted the FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. Adoption of these FSPs did not have a significant impact on the Company’s accounting for financial instruments, but did expand the Company’s associated disclosures.

On April 1, 2009, the Company adopted FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”). FSP 115-2/124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. FSP 115-2/124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2/124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Adoption of these FSPs did not have a significant impact on the Company’s accounting for financial instruments, but did expand the Company’s associated disclosures.

On April 1, 2009, the Company adopted FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these FSPs did not have a significant impact on the Company’s accounting for financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on June 30, 2009 and evaluated these events through August 7, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for the Company beginning July 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company does not believe the adoption of this pronouncement will have a material impact on the Company’s financial statements.

Other new pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

In January 2008, the Company received its first scheduled payments of $15.0 million pursuant to the Settlement Agreement and $5.0 million pursuant to the Software License Agreement. During the fourth quarter of 2008, Northrop ordered $5.0 million of products and services pursuant to the Product and Services Agreement which was paid in the first quarter of 2009. Additionally, in the first quarter of 2009, the Company received its second scheduled payment of $10.0 million pursuant to the Settlement Agreement, and $5.0 million pursuant to the Software License Agreement. As of June 30, 2009, the $5.0 million order is included in deferred revenues. Of the $20.0 million in payments received under the Agreements in 2008, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the accompanying consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. Of the $20.0 million received in the first quarter of 2009, no amounts were recognized as revenue under the combined Software License Agreement or the Product and Services Agreement. Additionally, the second payment of $10.0 million pursuant to the Settlement Agreement was not recognized as income for the three and six months ended June 30, 2009. Total deferred revenue from Northrop pursuant to the Agreements was $30.0 million as of June 30, 2009.

Note 4 – Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs that indicate it may be impaired. Based on its annual impairment test in 2008, the Company determined that goodwill was not impaired. Furthermore, the Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets are not be recoverable as of December 31, 2008 and June 30, 2009.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2008 and June 30, 2009 (in thousands):

	December 31, 2008				June 30, 2009
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$260	$260	$—	$260	$260	$—
Customer relationships	3	1,500	333	1,167	1,500	583	917
Non-compete agreement	3	400	89	311	400	156	244
Patents	5	750	550	200	750	625	125

Total		$2,910	$1,232	$1,678	$2,910	$1,624	$1,286

Amortization expense for intangible assets with finite lives was $235,000 and $196,000 for the three months ended June 30, 2008 and 2009, and $273,000 and $392,000 for the six months ended June 30, 2008 and 2009, respectively.

Estimated amortization expense for the next five years is expected to be $391,000 for the remainder of 2009, $683,000 in 2010, $212,000 in 2011 and zero for periods thereafter. As of June 30, 2009, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the Company’s April 2008 acquisition of the Security Solutions Division (the “SSD Division”) of MAXIMUS, Inc.

Note 5 – Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Cost of product revenues	$103	$133	$212	$271
Cost of maintenance and services revenues	127	166	263	331
Research and development expenses	218	249	440	499
Selling and marketing expenses	224	236	476	466
General and administrative expenses	197	189	399	382

	$869	$973	$1,790	$1,949

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested shares and other share-based instruments to employees.

Stock Options

During the three and six months ended June 30, 2009, zero and 12,000 stock options were granted, respectively. The fair values of each award granted under the Company’s stock option plans during the three and six months ended June 30, 2009 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Volatility	46%
Risk-free interest rate	2.0%
Dividend yield	0.00%
Expected life (years)	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three and six months ended June 30, 2009 was $4.69. As of June 30, 2009, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.4 years.

The options outstanding as of June 30, 2009 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the six months ended June 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,433,415	$8.16	$9,718
Granted	12,000	10.13
Exercised	(74,212)	1.61
Canceled or forfeited	(55,719)	14.70

Outstanding, June 30, 2009	1,315,484	$8.27	$6,250

Exercisable at June 30, 2009	1,119,599	$7.40	$6,219

Vested or expected to vest at June 30, 2009	1,290,019	$8.17	$6,246

A total of 2,346,404 options remain available for grant under the Company’s share-based compensation plans at June 30, 2009.

The Company defines in-the-money options at June 30, 2009 as options that had exercise prices that were lower than the $10.73 market value of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2009 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 0.9 million shares that were in-the-money at that date. There were 0.8 million in-the-money options exercisable at June 30, 2009. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2009 was $3.5 million and $782,000, respectively, determined as of the date of exercise. The Company has recognized an income tax benefit for stock-based compensation arrangements of $270,000 and $49,000 in the condensed consolidated statements of income for the six months ended June 30, 2008 and 2009, respectively.

Nonvested Shares

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. Nonvested share compensation is amortized and charged to operations on a straight-line basis over the four year vesting period. A summary of nonvested share activity for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested shares outstanding at December 31, 2008	941,975	$11.28	$12,783
Granted	68,400	11.00
Vested	(3,288)	10.48
Cancelled or forfeited	(6,175)	10.64

Nonvested shares outstanding at June 30, 2009	1,000,912	$11.27	$11,280

As of June 30, 2009, there was approximately $8.5 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.3 years.

Note 6. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$8,207	$—	$—	$8,207
Corporate debt securities with maturities of less than one year	98,332	700	(100)	98,932

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities with maturities of less than one year	39,011	95	(9)	39,097
U.S. government securities with maturities of less than one year	90,405	503	—	90,908

Total short-term investments	235,955	1,298	(109)	237,144

Corporate debt securities with maturities between one and three years	103,830	612	(164)	104,278
Municipal securities with maturities through October 2017	21,041	227	—	21,268
U.S. government securities with maturities between one and three years	109,333	1,165	(53)	110,445

Total long-term investments	234,204	2,004	(217)	235,991

	$470,159	$3,302	$(326)	$473,135

December 31, 2008

Type of Security
Short-term instruments	$18,433	$—	$—	$18,433
Corporate debt securities with maturities of less than one year	145,835	277	(1,778)	144,334
Municipal securities with maturities of less than one year	3,091	6	—	3,097
U.S. government securities with maturities of less than one year	110,872	698	—	111,570

Total short-term investments	278,231	981	(1,778)	277,434

Corporate debt securities with maturities between one and three years	64,709	220	(438)	64,491
Municipal securities with maturities through October 2017	14,603	175	—	14,778
U.S. government securities with maturities between one and two years	86,946	1,391	(6)	88,331

Total long-term investments	166,258	1,786	(444)	167,600

	$444,489	$2,767	$(2,222)	$445,034

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The accumulated unrealized gain on available-for-sale securities at December 31, 2008 and June 30, 2009 was as follows:

	December 31, 2008	June 30, 2009
	(in thousands)
Accumulated unrealized gain	$545	$2,976

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded no realized gain or loss for the three and six months ended June 30, 2008 and 2009.

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

As of June 30, 2009	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$8,207	$—	$8,207	$—
Corporate debt securities	203,210	—	200,633	2,577
Municipal securities	60,365	—	58,694	1,671
U.S. government securities	201,353	—	201,353	—

	$473,135	$—	$468,887	$4,248

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that not are deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Type of Security:
Short-term instruments	$8,207	$—	$—	$—	$8,207	$—
Corporate debt securities	194,659	(174)	8,551	(90)	203,210	(264)
Municipal securities	60,365	(9)	—	—	60,365	(9)
U.S. government securities	201,353	(53)	—	—	201,353	(53)

Total investments	$464,584	$(236)	$8,551	$(90)	$473,135	$(326)

As of June 30, 2009, the Company’s investments included $4.2 million of auction rate securities which are classified as long-term investments in marketable securities. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Since February 2008, uncertainties in the credit markets have prevented the Company and other investors from liquidating investments in auction rate securities as, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. Based on an analysis of impairment factors, including but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, any impairment of the Company’s auction rate securities has been assessed as immaterial as of June 30, 2009.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2009	$4,248
Total gains or losses (realized or unrealized)	—
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 30, 2009	$4,248

Note 8. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2008	June 30, 2009
	(in thousands)
Materials and components	$6,126	$7,906
Inventory and costs related to long-term contracts	679	94
Deferred costs of revenue	11,723	14,446

	$18,528	$22,446

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

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$7,210	$8,487	$21,638	$17,437

Denominator:
Denominator for basic net income per share—weighted average shares	89,329	89,631	90,418	89,605
Dilutive potential common stock options and nonvested shares	1,153	923	1,181	940

Denominator for diluted net income per share—adjusted weighted average shares	90,482	90,554	91,599	90,545

Basic net income per share	$0.08	$0.09	$0.24	$0.19

Diluted net income per share	$0.08	$0.09	$0.24	$0.19

During the three months ended June 30, 2008 and 2009, options to purchase 564,963 and 399,931 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the six months ended June 30, 2008 and 2009, options to purchase 572,963 and 399,181, respectively, were similarly excluded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)
Net income	$7,210	$8,487	$21,638	$17,437
Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	(844)	1,261	(617)	1,512
Change in foreign currency translation adjustment	(49)	111	(320)	196

Total comprehensive income	$6,317	$9,859	$20,701	$19,145

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

As of June 30, 2009, the Company had cumulative unrecognized tax benefits of $8.8 million. Included in this balance is approximately $7.0 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The company believes that it is reasonably possible that a decrease of up to $5.4 million in unrecognized tax benefits related to temporary federal tax exposures may be necessary within the next 12 months.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2008, the total amount of accrued income tax-related interest and penalties before tax benefits was $1.6 million. During the three and six months ended June 30, 2009, an additional $121,000 and $245,000 of interest before tax benefits was accrued.

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

Note 12. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of June 30, 2009, deferred revenue related to the agreements entered in connection with the settlement of the lawsuit was $30.0 million.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The new turnkey AFIS will provide a broader range of functional capabilities than the current system. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The system was accepted in the fourth quarter of 2008 and $3.7 million of revenue related to this contract was recognized. Deferred revenue related to the contract was $5.2 million as of June 30, 2009. The deferred balance as of June 30, 2009 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 5.6 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. The system was accepted in the second quarter of 2009. As of June 30, 2009, $750,000 of revenue related to this contract was recognized and $5.6 million is deferred and will be recognized ratably over the remaining contract period of 6.8 years.

In addition to those contracts mentioned above, a variety of contracts comprise the balance of deferred revenues as of June 30, 2009 such as DHS, the Bureau of Census, Los Angeles County and York, as well as balances related to ongoing maintenance obligations.

Note 13. Stock Repurchase Program

On November 1, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of its common shares over a 12 month period expiring in October 2008. On November 13, 2008, the Company announced that its Board of Directors had extended the expiration date of the repurchase program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. Acting pursuant to this program, the Company repurchased a total of 6,039,077 shares during 2007 and 2008 at an aggregate cost of $59.4 million. The Company did not purchase any shares under the program during the six months ended June 30, 2009.

Shares are purchased pursuant to this program in the open market using the Company’s cash resources. The authorized amount remaining available for share repurchase as of June 30, 2009 is $90.6 million. The share repurchase program may be suspended or discontinued at any time without prior notice. Previously, shares purchased pursuant to this program were held in treasury, and these shares were cancelled in the first quarter of 2009.

Note 14. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended June 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$19,967	$1,472	$33	$—	$21,472
Maintenance and services revenues	9,007	763	196	333	10,299

Total	$28,974	$2,235	$229	$333	$31,771

	Three months ended June 30, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$16,458	$52	$95	$789	$17,394
Maintenance and services revenues	7,493	793	277	84	8,647

Total	$23,951	$845	$372	$873	$26,041

	Six months ended June 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$38,353	$3,659	$126	$—	$42,138
Maintenance and services revenues	17,603	1,956	436	672	20,667

Total	$55,956	$5,615	$562	$672	$62,805

	Six months ended June 30, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$30,675	$474	$211	$3,438	$34,798
Maintenance and services revenues	13,888	1,416	431	139	15,874

Total	$44,563	$1,890	$642	$3,577	$50,672

At December 31, 2008 and June 30, 2009, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31, 2008	June 30, 2009
Property and equipment, net of accumulated depreciation in the United States	$34,281	$34,661
Property and equipment, net of accumulated depreciation in other countries	2,911	2,967

	$37,192	$37,628

Intangible assets, net of accumulated amortization in the United States	$4,602	$4,210

Note 15. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. In addition, Cogent entered into an agreement pursuant to which Cogent will develop and supply a variety of readers to ANP. Cogent’s investment in ANP is accounted for under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The Company’s share of its equity in earnings of the investee, which totaled $54,000 and $27,000 during the three months ended June 30, 2009 and 2008 and $168,000 and $52,000 during the six months ended June 30, 2009 and 2008, respectively, are reported in the Other, net line item in the Company’s condensed consolidated statement of income.

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

We consider the following accounting estimates to be both those most important to the portrayal of our results of operations and financial condition and those that require the most subjective judgment:

•	revenue recognition;

•	commitments and contingencies;

•	allowance for doubtful accounts;

•	investments in marketable securities;

•	accounting for income taxes; and

•	accounting for share-based compensation.

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

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold and generally comprised of the following:

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

•

Revenue associated with the sale of our application specific integrated circuit, or ASIC applications, stand-alone live-scans and other biometric products, exclusive of maintenance (when applicable), the fair value of which is established by VSOE, is recognized upon shipment to the customer provided (i) persuasive evidence of an arrangement exists, (ii) title and risk of ownership has passed to the buyer, (iii) the fee is fixed or determinable and (iv) collection is deemed probable.

•

Revenue associated with service offerings where we maintain and operate a portion of the AFIS systems on an outsourced application-hosting basis is recognized on a per transaction basis provided (i) persuasive evidence of an arrangement exists, (ii) the fee is fixed or determinable and (iii) collection is deemed probable.

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, we allocate a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.0 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Revenues recognized under such arrangements were not significant for the three and six months ended June 30, 2008.

As a result of our analysis of historical maintenance renewals that occurred through June 30, 2009, we determined that as of June 30, 2009, we no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that were executed in the quarter ended June 30, 2009. During the three months ended June 30, 2009, the impact on such arrangements was the deferral of $1.1 million of revenue that would have otherwise been recognized, however, any new AFIS arrangements that we execute in future periods in which maintenance becomes the only undelivered element and we are unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. We consider substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to our normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in revenues and recognized ratably over the term of the maintenance period, as described above under the caption “Product Revenues.”

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of June 30, 2009, our net deferred tax assets were $39.9 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested shares to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These nonvested share awards are grants that entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested share awards are valued based on the closing market price on the date of award. We use historical data to estimate pre-vesting nonvested share forfeitures and record share-based compensation expense only for those awards that are expected to vest. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Consolidated Statements of Income Data:
Revenues:
Product revenues	66.8%	67.6%	68.7%	67.1%
Maintenance and services revenues	33.2	32.4	31.3	32.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	21.6	24.3	20.9	21.1
Cost of maintenance and services revenues	14.3	11.7	12.4	12.7

Total cost of revenues	35.9	36.0	33.3	33.8

Gross profit	64.1	64.0	66.7	66.2

Operating expenses:
Research and development	13.0	10.9	12.9	11.4
Selling and marketing	11.5	10.6	11.2	10.4
General and administrative	10.2	8.7	11.1	9.2
Income from settlement of lawsuit	—	—	(19.7)	—

Total operating expenses (income)	34.7	30.2	15.5	31.0

Operating income	29.4	33.8	51.2	35.2
Interest income	15.7	8.6	17.9	9.5
Other, net	(0.6)	0.5	(0.4)	0.3

Income before income taxes	44.5	42.9	68.7	45.0
Income tax provision	16.8	16.2	26.0	17.2

Net income	27.7%	26.7%	42.7%	27.8%

Comparison of Results for the three months ended June 30, 2009 and 2008

Revenues. Revenues were $31.8 million for the three months ended June 30, 2009, compared to $26.0 million for the three months ended June 30, 2008. Product revenues were $21.5 million for the three months ended June 30, 2009, compared to $17.4 million for the three months ended June 30, 2008. The $4.1 million increase in product revenues was driven primarily from sales to Italy, Ohio, Pennsylvania and Santa Cruz County.

Maintenance and services revenues increased to $10.3 million for the three months ended June 30, 2009 from $8.6 million for the three months ended June 30, 2008. The increase of $1.7 million or 19%, was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, and (ii) an increase in services provided to the DHS.

Gross Profit. Gross profit as a percentage of revenues was 64.0% for the three months ended June 30, 2009, compared to 64.1% for the three months ended June 30, 2008. Product gross margins were 64.0% for the three months ended June 30, 2009, compared to 67.7% for the three months ended June 30, 2008. The decrease in margins on product revenues was primarily due to a change in the mix of products sold during the three months ended June 30, 2009. During the three months ended June 30, 2009 we recognized a greater portion of our revenues from hardware intensive solutions which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues were consistent at $3.7 million for the three months ended June 30, 2009 and June 30, 2008. Expenses relating to these costs decreased as a percentage of revenues from 14.3% for the three months ended June 30, 2008 to 11.7% for the three months ended June 30, 2009. This decrease was the result of the increase in maintenance and support service revenues recognized during the period while costs associated with maintenance and services remained relatively flat for both periods. Gross margins on maintenance and services increased from 56.8% during the three months ended June 30, 2008 to 63.8% during the three months ended June 30, 2009 primarily due to timing of maintenance renewal revenues.

Research and Development. Research and development expenses were $3.5 million and $3.4 million for three months ended June 30, 2009 and June 30, 2008, respectively. As a percentage of revenues, research and development expenses decreased 2.1% to 10.9% for the three months ended June 30, 2009 from 13.0% for the three months ended June 30, 2008. The decrease in research and development expenses as a percentage of revenues was primarily due to higher revenues realized in the second quarter of 2009 compared to 2008.

Selling and Marketing. Selling and marketing expenses increased $0.4 million, or 12.3%, to $3.4 million for the three months ended June 30, 2009, compared to $3.0 million for the three months ended June 30, 2008. As a percentage of revenues such expenses decreased to 10.6% for the three months ended June 30, 2009, compared to 11.5% for the three months ended June 30, 2008. The decrease in selling and marketing expenses as a percentage of revenue was primarily due to the higher revenues realized in the second quarter of 2009 compared to 2008.

General and Administrative. General and administrative expenses remained relatively consistent at approximately $2.8 million and $2.7 million for the three months ended June 30, 2009 and 2008, respectively. As a percentage of revenues, general and administrative expenses decreased to 8.7% for the three months ended June 30, 2009 compared to 10.2% for the three months ended June 30, 2008. This decrease as a percent of revenues was primarily due to higher revenues realized in the second quarter of 2009 compared to 2008 associated with our relatively fixed general and administrative costs.

Interest Income. We earned interest income of $2.7 million during the three months ended June 30, 2009, compared to $4.1 million during the three months ended June 30, 2008. The decrease in interest income was primarily due to a decrease in interest rates partially offset by a higher average cash balance generated from operations as well as a higher average investment balance in 2009 versus 2008.

Income Tax Provision. We recognized an income tax provision of $5.2 million during the three months ended June 30, 2009. Our effective tax rate of 37.8% for the three months ended June 30, 2009 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $4.4 million, with an effective tax rate of 37.7%, during the three months ended June 30, 2008.

Comparison of Results for the six months ended June 30, 2009 and 2008

Revenues. Revenues were $62.8 million for the six months ended June 30, 2009, compared to $50.7 million for the six months ended June 30, 2008. Product revenues were $42.1 million for the six months ended June 30, 2009, compared to $34.8 million for the six months ended June 30, 2008. The $7.3 million increase in product revenues was driven primarily from sales to the DHS, as well as sales to Italy, Pennsylvania and Spain.

Maintenance and services revenues increased to $20.7 million for the six months ended June 30, 2009 from $15.9 million for the six months ended June 30, 2008. The increase of $4.8 million or 30.2%, was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, (ii) an increase in services provided to the DHS and (iii) contribution from our Security Solutions Division, which we acquired in April 2008 (the “SSD Division”).

Gross Profit. Gross profit as a percentage of revenues was 66.2% for the six months ended June 30, 2009, compared to 66.7% for the six months ended June 30, 2008. Product gross margins were 68.5% for the six months ended June 30, 2009, compared to 69.5% for the six months ended June 30, 2008. The slight decline in margins on product revenues was primarily due to a change in the mix of products sold during the six months ended June 30, 2009. During the six months ended June 30, 2009 we recognized a greater portion of our revenues from hardware intensive solutions which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues increased $1.7 million or 27.0%, to $8.0 million for the six months ended June 30, 2009 from $6.3 million for the six months ended June 30, 2008. This increase was the result of the increase in maintenance and support service provided during the period as well as the full period effect of service and personnel costs associated with the SSD Division. Margins on maintenance and services increased slightly from 60.4% during the six months ended June 30, 2008 to 61.3% during the six months ended June 30, 2009.

Research and Development. Research and development expenses increased $0.6 million, or 9.7%, to $7.2 million for the six months ended June 30, 2009, compared to $6.6 million for the six months ended June 30, 2008. As a percentage of revenues, research and development expenses decreased 1.5% to 11.4% of revenues for the six months ended June 30, 2009 compared to 12.9% of revenues for the six months ended June 30, 2008. The decrease in research and development expenses as a percentage of revenues was primarily due to higher revenues realized during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Selling and Marketing. Selling and marketing expenses increased $0.8 million, or 14.6%, to $6.5 million for the six months ended June 30, 2009, compared to $5.7 million for the six months ended June 30, 2008. As a percentage of revenues such expenses decreased slightly to 10.4% for the six months ended June 30, 2009, compared to 11.2% for the six months ended June 30, 2008. The decrease in selling and marketing expenses as a percentage of revenue was primarily due to the higher revenues realized during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

General and Administrative. General and administrative expenses were $5.8 and $5.6 million for the six months ended June 30, 2009 and 2008, respectively. As a percentage of revenues, general and administrative expenses decreased to 9.2% for the six months ended June 30, 2009 compared to 11.1% for the six months ended June 30, 2008. This decrease as a percent of revenues was primarily due to higher revenues realized during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 associated with our relatively fixed general and administrative costs.

Interest Income. We earned interest income of $6.0 million during the six months ended June 30, 2009, compared to $9.1 million during the six months ended June 30, 2008. The decrease in interest income was primarily due to a decrease in interest rates partially offset by a higher average cash and investment balances as a result of cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $10.8 million during the six months ended June 30, 2009. Our effective tax rate of 38.3% for the six months ended June 30, 2009 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $13.2 million, with an effective tax rate of 37.8%, during the six months ended June 30, 2008.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of June 30, 2009, we had $57.4 million in cash and $473.1 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the six months ended June 30, 2008 and 2009 was as follows:

	Six Months Ended June 30,
	2008	2009
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$21,638	$17,437
Changes in:
Billed and unbilled accounts receivable	(5,280)	14,650
Inventory and contract related costs	(4,560)	(3,914)
Deferred revenues	21,233	10,124
Deferred income taxes and taxes payable	379	8,865
Net other activity	2,063	5,672

Net cash provided by operating activities	$35,473	$52,834

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

Cash provided by operating activities increased by $17.4 million primarily due to increased cash collections from customers and reduced payments of income taxes during the six months ended June 30, 2009.

The $10.1 million increase in deferred revenues during the six months ended June 30, 2009 was primarily due to an increase in deferred revenue of $15.0 million from Northrop under the settlement and software license agreements previously discussed. This increase was partially offset by approximately $8.4 million of revenue recognized under DHS orders that were included in deferred revenues as of December 31, 2008. Various contracts including Los Angeles County, and the Bureau of Census, as well as additional orders for our Fusion devices contributed approximately $3.5 million to the overall net increase of deferred revenues for the six months ended June 30, 2009.

Income taxes paid for the six months ended June 30, 2009 has decreased from 2008 primarily as a result of temporary differences related to the timing of recognizing income for book and tax purposes. In addition, our effective tax rates have been impacted by the disqualifying disposition of incentive stock options and the deduction for qualified production activities income, which reduce our income taxes payable and result in positive cash flow. Our cash flows from income taxes could be impacted depending on the timing of disqualifying dispositions. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities was $8.6 million and ($30.9) million for the six months ended June 30, 2008 and 2009, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash provided by (used in) of $18.8 million and ($29.4) million during the six months ended June 30, 2008 and 2009, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $2.3 million and $1.5 million for the six months ended June 30, 2008 and 2009, respectively.

Cash (Used in) Provided by Financing Activities

Cash (used in) provided by financing activities was ($38.4) million and $178,000 for the six months ended June 30, 2008 and 2009, respectively. Proceeds from the exercise of stock options were $452,000 and $114,000 during the six months ended June 30, 2008 and 2009, respectively. In accordance with SFAS 123R, we classified the cash flows resulting from the excess tax benefits from share-based compensation as financing cash flows.

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program. Pursuant to this program, beginning on November 5, 2007, we were authorized to repurchase up to $100 million of our common stock. The initial expiration date of the program was October 29, 2008. On November 13, 2008, we announced that our Board of Directors had extended the expiration date of the repurchase program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases under the program can be discontinued at any time our management feels additional purchases are not warranted. The authorized amount remaining available under our repurchase program for share repurchases was $90.6 million as of June 30, 2009. During the six months ended June 30, 2008 we repurchased 4,491,003 shares of our common stock for $41.8 million, and we did not purchase any shares pursuant to the repurchase program during the six months ended June 30, 2009.

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

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Note 16 to the Condensed Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $8.8 million as of June 30, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

Recent Accounting Pronouncements

The disclosure requirements of SFAS No. 157, “Fair Value Measurements,” which took effect on January 1, 2008, are presented in Note 7 to the condensed consolidated financial statements. On January 1, 2009, the Company implemented the previously deferred provisions of SFAS No. 157 for nonfinancial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements.

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

On April 1, 2009, the Company adopted the FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. Adoption of these FSPs did not have a significant impact on the Company’s accounting for financial instruments, but did expand the Company’s associated disclosures.

On April 1, 2009, the Company adopted FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2/124-2”). FSP 115-2/ 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. FSP 115-2/124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP 115-2/124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Adoption of these FSPs did not have a significant impact on the Company’s accounting for financial instruments, but did expand the Company’s associated disclosures.

On April 1, 2009, the Company adopted FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these FSPs did not have a significant impact on the Company’s accounting for financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on June 30, 2009 and evaluated these events through August 7, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for the Company beginning July 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company does not believe the adoption of this pronouncement will have a material impact on the Company’s financial statements.

Other new pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

In 2008 and for the six months ended June 30, 2009, we derived 57% and 52% respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2008, the DHS accounted for 57% of revenues. In the six months ended June 30, 2009, the DHS accounted for 52% of revenues. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. To the extent that any significant customer, like the DHS, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. For example, a delay in the rollout of US-VISIT, or the completion of the implementation of that program, resulting in a decrease or cessation of orders for our products from the DHS, would materially affect our business.

In 2008 and for the six months ended June 30, 2009, we derived 80% and 85% respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 8% of our revenues in 2008 and 7% of our revenues for the six months ended June 30, 2009 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Ming Hsieh controls a significant amount of our outstanding stock, and this may delay or prevent a change of control of our company or adversely affect our stock price.

Ming Hsieh, our Chief Executive Officer, controlled a significant amount of our outstanding common stock as of June 30, 2009. As a result, he is able to substantially influence matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that other stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

In 2008 and for the six months ended June 30, 2009, revenues outside of the Americas accounted for approximately 14% and 11%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Date: August 7, 2009