Form 10-Q
period 2009-09-30
Cogent, Inc.
filed 2009-11-04
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 2, 2009 there were 89,745,593 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash	$34,862	$37,555
Investments in marketable securities	277,434	258,205
Billed accounts receivable, net of allowance for doubtful accounts of $660 and $1,044 at December 31, 2008 and September 30, 2009, respectively	30,767	18,044
Unbilled accounts receivable	1,110	384
Inventory and contract related costs	12,715	18,725
Prepaid expenses and other current assets	3,251	2,742
Deferred income taxes	31,956	30,751

Total current assets	392,095	366,406
Investments in marketable securities	167,600	237,952
Inventory and contract related costs	5,813	1,077
Property and equipment, net	37,192	37,552
Deferred income taxes	9,112	8,932
Intangible and other assets	8,319	7,809

Total assets	$620,131	$659,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,629	$5,527
Accrued expenses	11,574	10,140
Income taxes payable	—	10,989
Deferred revenues	59,438	39,317

Total current liabilities	75,641	65,973
Long-term liabilities
Deferred revenues	15,540	36,903
Other liabilities	9,478	9,909

Total liabilities	100,659	112,785

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 95,943,495 and 89,721,643 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	120	120
Additional paid-in capital	433,843	372,813
Retained earnings	147,477	170,574
Accumulated other comprehensive income	1,278	3,436
Treasury stock, at cost; 6,379,077 and zero shares at December 31, 2008 and September 30, 2009, respectively	(63,246)	—

Total stockholders’ equity	519,472	546,943

Total liabilities and stockholders’ equity	$620,131	$659,728

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009
Revenues:
Product revenues	$24,656	$19,042	$59,454	$61,180
Maintenance and services revenues	10,376	9,826	26,250	30,493

Total revenues	35,032	28,868	85,704	91,673

Cost of revenues:
Cost of product revenues	6,006	9,636	16,605	22,916
Cost of maintenance and services revenues	4,490	3,870	10,784	11,863

Total cost of revenues	10,496	13,506	27,389	34,779

Gross profit	24,536	15,362	58,315	56,894

Operating expenses (income):
Research and development	4,039	3,941	10,585	11,121
Selling and marketing	3,625	3,365	9,308	9,880
General and administrative	2,144	2,154	7,757	7,927
Income from settlement of lawsuit	—	—	(10,000)	—

Total operating expenses	9,808	9,460	17,650	28,928

Operating income	14,728	5,902	40,665	27,966
Other income:
Interest income	4,000	2,437	13,063	8,429
Other, net	376	117	174	317

Total other income	4,376	2,554	13,237	8,746

Income before income taxes	19,104	8,456	53,902	36,712
Income tax provision	7,070	2,796	20,230	13,615

Net income	$12,034	$5,660	$33,672	$23,097

Basic net income per share	$0.13	$0.06	$0.37	$0.26

Diluted net income per share	$0.13	$0.06	$0.37	$0.26

Shares used in computing basic net income per share	89,536	89,676	90,122	89,629

Shares used in computing diluted net income per share	90,403	90,632	91,169	90,567

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2009
Cash Flows from operating activities:
Net income	$33,672	$23,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,103	2,484
Allowance for doubtful accounts	37	384
Share-based compensation	2,693	2,996
Excess tax benefit from share-based compensation	(3,835)	(176)
Amortization of bond (discount) premium on available for sale securities	(310)	6,016
Equity in earnings of investee	(78)	(182)
Deferred income taxes	(10,463)	(1,057)
Changes in assets and liabilities:
Billed accounts receivable	(9,787)	12,341
Unbilled accounts receivable	217	726
Inventory and contract related costs	(11,317)	(1,274)
Prepaid expenses and other current assets	(314)	509
Other assets	(70)	103
Accounts payable	(149)	1,022
Accrued expenses	6,465	(1,429)
Other liabilities	7,123	431
Income taxes payable	7,902	11,164
Deferred revenues	45,024	1,242

Net cash provided by operating activities	68,913	58,397

Cash Flows from investing activities:
Purchase of available-for-sale securities	(670,489)	(343,467)
Proceeds from maturities of available-for-sale securities	685,135	289,509
Purchase of equity investment	(3,000)	—
Acquisition of Security Solutions Division	(4,927)	—
Purchase of property and equipment	(3,571)	(2,285)

Net cash provided by (used in) investing activities	3,148	(56,243)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested share awards	—	(211)
Proceeds from the exercise of stock options	911	281
Excess tax benefit from share-based compensation	3,835	176
Repurchase of common stock	(41,806)	—

Net cash (used in) provided by financing activities	(37,060)	246

Effect of exchange rate changes on cash	(151)	293

Net increase in cash	34,850	2,693
Cash, beginning of period	8,955	34,862

Cash, end of period	$43,805	$37,555

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$12,863	$15,526
Income taxes	$(15,766)	$(2,136)
Supplemental disclosures of non-cash activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$158	$53
Property and equipment included in accounts payable	$628	$28

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2008 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2009, and its results of operations and cash flows for the three and nine months ended September 30, 2008 and 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the December 31, 2008 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Classification of revenues

Product Revenues

The timing of product revenues recognition is dependent on the nature of the product sold and is generally comprised of the following:

•

Revenues associated with AFIS solutions that do not require significant modification or customization of our software, exclusive of amounts allocated to maintenance for which the Company has vendor specific evidence of fair value (“VSOE”) are recognized upon installation and receipt of written acceptance of the solution by the customer when required by the provisions of the contract, provided all other criteria for revenue recognition have been met.

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method in accordance with provisions of “Accounting for Performance of Construction-Type and Production Type Contracts.” The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.2 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. Revenues recognized under such arrangements were not significant for the three and nine months ended September 30, 2008.

As a result of our analysis of historical maintenance renewals that occurred through September 30, 2009, the Company determined that during the six months ended September 30, 2009, the Company no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that were executed during the six months ended September 30, 2009. During the three months and nine months ended September 30, 2009, the impact on such arrangements was the deferral of $0.9 million and $1.9 million of revenue that would have otherwise been recognized, however, any new AFIS arrangements that the Company executes in future periods in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended September 30,		Nine months ended September 30,
Percentage of Revenues	2008	2009	2008	2009
Customer A	53%	45%	55%	51%
Customer B	*	10%	*	*
Customer C	15%	*	*	*
Customer D	*	*	*	*
Customer E	*	*	*	*

Percentage of Billed Accounts Receivable			December 31, 2008	September 30, 2009
Customer A			19%	10%
Customer B			*	*
Customer C			*	*
Customer D			16%	*
Customer E			*	18%

(*)	Amounts do not exceed 10% for such period

Note 2 – Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the disclosure requirements (see Note 7) of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements. On January 1, 2009, the Company implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. Adoption had no impact on the Company’s financial statements.

On April 1, 2009, the Company adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Adoption had no impact on the Company’s financial statements.

On April 1, 2009, the Company adopted the authoritative guidance issued by the FASB that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. Adoption of this accounting guidance did not have a significant impact on the Company’s accounting for financial instruments, but did expand the Company’s associated disclosures.

On April 1, 2009, the Company adopted the authoritative guidance issued by the FASB that provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. It is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This pronouncement also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Adoption of this accounting guidance did not have a significant impact on the Company’s accounting for financial instruments, but did expand the Company’s associated disclosures.

On April 1, 2009, the Company adopted the authoritative guidance issued by the FASB that provides required disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this accounting guidance did not have a significant impact on the Company’s accounting for financial instruments.

On June 30, 2009, the Company adopted the authoritative guidance issued by the FASB that provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of this guidance on June 30, 2009 and evaluated these events through November 3, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components and non-software components that function together to deliver the tangible products’ essential functionality will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the effect that adoption of this new guidance will have on our financial statements.

Other new pronouncements issued but not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Total proceeds to Cogent under the agreements will be $60.0 million. Cogent has accounted for the agreements as one multiple element arrangement. Contractual proceeds to Cogent under each of the agreements do not necessarily represent the fair value of each agreement. The Strategic Alliance Agreement was determined not to be an element requiring accounting recognition. The Company determined that the $20 million in proceeds scheduled under the Product and Services Agreement includes both a guaranteed payment component valued at $1.0 million and a component for the purchase of products and services valued at $19.0 million using VSOE of fair value in accordance with authoritative guidance issued by the FASB on software revenue recognition. The Company determined the fair value of the Software License Agreement and the guaranteed payment component of the Product and Services Agreement to be $30.0 million and $1.0 million, respectively, based on generally accepted valuation techniques. The residual method was used to derive the $10.0 million fair value for the Settlement Agreement.

Element	Scheduled Proceeds	Allocated Fair Value
	(in millions)
Product and Services Agreement	$20.0	$20.0
Software License Agreement	15.0	30.0
Settlement Agreement	25.0	10.0

	$60.0	$60.0

Accounting for the Software License Agreement is subject to the FASB guidance on software revenue recognition. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, the Company did not believe it appropriate to apply the Company’s standard maintenance VSOE rate to this amount and the Company could not determine the fair value of the associated maintenance commitment. The Company will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While the Company was not able to establish VSOE of the maintenance commitment, the Company believes its standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. The Company will therefore allocate a portion of the revenues representing its standard annual maintenance renewal rate (based on VSOE), to maintenance revenues. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e., each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying condensed consolidated statement of income.

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

In January 2008, the Company received its first scheduled payments of $15.0 million pursuant to the Settlement Agreement and $5.0 million pursuant to the Software License Agreement. During the fourth quarter of 2008, Northrop ordered $5.0 million of products and services pursuant to the Product and Services Agreement which was paid in the first quarter of 2009. Additionally, in the first quarter of 2009, the Company received its second scheduled payment of $10.0 million pursuant to the Settlement Agreement, and $5.0 million pursuant to the Software License Agreement. As of September 30, 2009, the $5.0 million order is included in deferred revenues. Of the $20.0 million in payments received under the Agreements in 2008, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the accompanying consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. Of the $20.0 million received in the first quarter of 2009, no amounts were recognized as revenue under the combined Software License Agreement or the Product and Services Agreement. Additionally, the second payment of $10.0 million pursuant to the Settlement Agreement was not recognized as income for the three and nine months ended September 30, 2009. Total deferred revenue from Northrop pursuant to the Agreements was $30.0 million as of September 30, 2009.

Note 4 – Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs that indicates it may be impaired. The Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets are not be recoverable as of September 30, 2009.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008				September 30, 2009
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$260	$260	$—	$260	$260	$—
Customer relationships	3	1,500	333	1,167	1,500	708	792
Non-compete agreement	3	400	89	311	400	189	211
Patents	5	750	550	200	750	663	87

Total		$2,910	$1,232	$1,678	$2,910	$1,820	$1,090

Amortization expense for intangible assets with finite lives was $320,000 and $196,000 for the three months ended September 30, 2008 and 2009, and $593,000 and $588,000 for the nine months ended September 30, 2008 and 2009, respectively.

Estimated amortization expense for the next five years is expected to be $195,000 for the remainder of 2009, $683,000 in 2010, $212,000 in 2011 and zero for periods thereafter. As of September 30, 2009, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the Company’s April 2008 acquisition of the Security Solutions Division (the “SSD Division”) of MAXIMUS, Inc.

Note 5 – Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Cost of product revenues	$119	$127	$331	$398
Cost of maintenance and services revenues	141	175	404	506
Research and development expenses	230	266	670	765
Selling and marketing expenses	213	230	689	696
General and administrative expenses	200	194	599	576

	$903	$992	$2,693	$2,941

The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested shares and other share-based instruments to employees.

Stock Options

During the three and nine months ended September 30, 2009, zero and 12,000 stock options were granted, respectively. The fair values of each award granted under the Company’s stock option plans during the nine months ended September 30, 2009 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Volatility	46%
Risk-free interest rate	2.0%
Dividend yield	0.00%
Expected life (years)	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three and nine months ended September 30, 2009 was $4.69 per share. As of September 30, 2009, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.1 years.

The options outstanding as of September 30, 2009 have generally been granted with a 10-year term, vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A summary of option activity under the plans for the nine months ended September 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,433,415	$8.16	$9,718
Granted	12,000	10.13
Exercised	(129,877)	2.19
Canceled or forfeited	(68,150)	13.89

Outstanding, September 30, 2009	1,247,388	$8.49	$5,331

Exercisable at September 30, 2009	1,098,400	$7.85	$5,329

Vested or expected to vest at September 30, 2009	1,228,020	$8.62	$5,331

A total of 2,347,760 options remain available for grant under the Company’s share-based compensation plans at September 30, 2009.

The Company defines in-the-money options at September 30, 2009 as options that had exercise prices that were lower than the $10.10 per share market value of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2009 is calculated as the difference between the exercise price of the underlying options and the market value of the Company’s common stock for the 0.7 million shares that were in-the-money at that date. There were 0.7 million in-the-money options exercisable at September 30, 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2009 was $4.2 million and $1.2 million, respectively, determined as of the date of exercise. The Company has recognized an income tax benefit for stock-based compensation arrangements of $435,000 and $101,000 in the condensed consolidated statements of income for the nine months ended September 30, 2008 and 2009, respectively.

Nonvested Shares

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested equity share units to certain of the Company’s directors, employees and executive officers under the Company’s 2004 Equity Incentive Plan. These awards entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested equity share unit awards are valued based on the closing market price on the date of award. Nonvested share compensation is amortized and charged to operations on a straight-line basis over the four year vesting period. A summary of nonvested share activity for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested share units outstanding at December 31, 2008	941,975	$11.28	$12,783
Granted	81,400	10.99
Vested	(43,513)	10.77
Cancelled or forfeited	(8,100)	10.79

Nonvested share units outstanding at September 30, 2009	971,762	$11.29	$10,966

As of September 30, 2009, there was approximately $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.1 years.

Note 6. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows:

September 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$11,536	$—	$—	$11,536
Corporate debt securities with original maturities of less than one year	72,077	748	(50)	72,775
Municipal securities with original maturities of less than one year	39,136	232	(3)	39,365
U.S. government securities with original maturities of less than one year	133,563	970	(4)	134,529

Total short-term investments	256,312	1,950	(57)	258,205

Corporate debt securities with original maturities between one and three years	121,592	1,025	(30)	122,587
Municipal securities with original maturities through October 2017	8,995	76	—	9,071
U.S. government securities with original maturities between one and three years	105,532	773	(11)	106,294

Total long-term investments	236,119	1,874	(41)	237,952

	$492,431	$3,824	$(98)	$496,157

December 31, 2008

Type of Security
Short-term instruments	$18,433	$—	$—	$18,433
Corporate debt securities with original maturities of less than one year	145,835	277	(1,778)	144,334
Municipal securities with original maturities of less than one year	3,091	6	—	3,097
U.S. government securities with original maturities of less than one year	110,872	698	—	111,570

Total short-term investments	278,231	981	(1,778)	277,434

Corporate debt securities with original maturities between one and three years	64,709	220	(438)	64,491
Municipal securities with original maturities through October 2017	14,603	175	—	14,778
U.S. government securities with original maturities between one and two years	86,946	1,391	(6)	88,331

Total long-term investments	166,258	1,786	(444)	167,600

	$444,489	$2,767	$(2,222)	$445,034

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s corporate debt securities, long and short term, include debt securities issued pursuant to the Temporary Liquidity Guarantee Program which are U.S. Government securities. In addition, the Company’s municipal securities, long and short term, include pre-refunded municipal bonds that are secured by U.S. Treasury securities. The accumulated unrealized gain on available-for-sale securities at December 31, 2008 and September 30, 2009 was as follows:

	December 31, 2008	September 30, 2009
	(in thousands)
Accumulated unrealized gain	$545	$3,726

The Company utilizes specific identification in computing realized gains and losses on the sale of investments. The Company recorded no realized gain or loss for the three and nine months ended September 30, 2008 and 2009.

Note 7. Fair Value Measurements

As indicated in Note 2, the Company adopted the provisions of “Fair Value Measurements” for financial assets and liabilities effective January 1, 2008. This pronouncement clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, it establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

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

As of September 30, 2009	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$11,536	$—	$11,536	$—
Corporate debt securities	195,362	—	192,787	2,575
Municipal securities	48,436	—	48,436	—
U.S. government securities	240,823	—	240,823	—

	$496,157	$—	$493,582	$2,575

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Type of Security:
Short-term instruments	$11,536	$—	$—	$—	$11,536	$—
Corporate debt securities	191,379	(30)	3,983	(50)	195,362	(80)
Municipal securities	48,436	(3)	—	—	48,436	(3)
U.S. government securities	240,823	(15)	—	—	240,823	(15)

Total investments	$492,174	$(48)	$3,983	$(50)	$496,157	$(98)

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2009	$4,248
Total gains or losses (realized or unrealized)	—
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances, and settlements	(1,673)
Transfers in and/or out of Level 3	—

Balance at September 30, 2009	$2,575

Note 8. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2008	September 30, 2009
	(in thousands)
Materials and components	$6,126	$7,917
Inventory and costs related to long-term contracts	679	80
Deferred costs of revenue	11,723	11,804

	$18,528	$19,801

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$12,034	$5,660	$33,672	$23,097

Denominator:
Denominator for basic net income per share—weighted average shares	89,536	89,676	90,122	89,629
Dilutive potential common stock options and nonvested shares	866	956	1,047	938

Denominator for diluted net income per share—adjusted weighted average shares	90,403	90,632	91,169	90,567

Basic net income per share	$0.13	$0.06	$0.37	$0.26

Diluted net income per share	$0.13	$0.06	$0.37	$0.26

During the three months ended September 30, 2008 and 2009, options to purchase 501,775 and 438,750 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the nine months ended September 30, 2008 and 2009, options to purchase 559,775 and 399,500, respectively, were similarly excluded.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)
Net income	$12,034	$5,660	$33,672	$23,097
Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	(7,955)	465	(8,572)	1,977
Change in foreign currency translation adjustment	471	(17)	151	181

Total comprehensive income	$4,550	$6,108	$25,251	$25,255

Note 11. Income Taxes

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB on accounting for uncertainty in income taxes, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of September 30, 2009, the Company had cumulative unrecognized tax benefits of $9.0 million. Included in this balance is approximately $7.2 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The Company believes that it is reasonably possible that a decrease of up to $5.4 million in unrecognized tax benefits related to temporary federal tax exposures may be necessary within the next 12 months.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2008, the total amount of accrued income tax-related interest and penalties before tax benefits was $1.6 million. During the three and nine months ended September 30, 2009, an additional $125,000 and $370,000 of interest before tax benefits was accrued.

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

Note 12. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of September 30, 2009, deferred revenue related to the agreements entered in connection with the settlement of the lawsuit was $30.0 million.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The new turnkey AFIS will provide a broader range of functional capabilities than the current system. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The system was accepted in the fourth quarter of 2008 and $3.7 million of revenue related to this contract was recognized. Deferred revenue related to the contract was $5.0 million as of September 30, 2009. The deferred balance as of September 30, 2009 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 5.3 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. The system was accepted in the second quarter of 2009. As of September 30, 2009, $3.8 million of revenue related to this contract was recognized and $2.6 million is deferred and will be recognized ratably over the remaining contract period of 6.5 years.

In addition to those contracts mentioned above, a variety of contracts comprise the balance of deferred revenues as of September 30, 2009 such as DHS, the Bureau of Census, Los Angeles County and York, as well as balances related to ongoing maintenance obligations.

Note 13. Stock Repurchase Program

On November 1, 2007, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of its common shares over a 12 month period expiring in October 2008 (the “Repurchase Program”). On November 13, 2008, the Company announced that its Board of Directors had extended the expiration date of the Repurchase Program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. Acting pursuant to this Repurchase Program, the Company repurchased a total of 6,039,077 shares during 2007 and 2008 at an aggregate cost of $59.4 million. The Company did not purchase any shares under the Repurchase Program during the nine months ended September 30, 2009. The authorized amount remaining available for share repurchases under the Repurchase Program was $90.6 million at September 30, 2009. Previously, shares purchased pursuant to this program were held in treasury, and these shares were cancelled in the first quarter of 2009.

On November 3, 2009, the Company announced that its Board of Directors authorized a new repurchase program that replaces the Repurchase Program (the “New Repurchase Program”). Under the New Repurchase Program the Company may repurchase up to $100 million of its common shares over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010.

The Company is not obligated to purchase any shares. Depending on market conditions, shares may be repurchased, using the Company’s cash resources, from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as the Company’s management deems appropriate. Purchases can be discontinued at any time the Company’s management feels additional purchases are not warranted.

Note 14. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended September 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$17,959	$644	$439	$—	$19,042
Maintenance and services revenues	8,694	599	217	316	9,826

Total	$26,653	$1,243	$656	$316	$28,868

	Three months ended September 30, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$19,923	$24	$256	$4,453	$24,656
Maintenance and services revenues	8,162	358	234	1,622	10,376

Total	$28,085	$382	$490	$6,075	$35,032

	Nine months ended September 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$56,313	$4,302	$565	$—	$61,180
Maintenance and services revenues	26,297	2,555	653	988	30,493

Total	$82,610	$6,857	$1,218	$988	$91,673

	Nine months ended September 30, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$50,598	$497	$468	$7,891	$59,454
Maintenance and services revenues	22,056	1,768	665	1,761	26,250

Total	$72,654	$2,265	$1,133	$9,652	$85,704

At December 31, 2008 and September 30, 2009, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31, 2008	September 30, 2009
Property and equipment, net of accumulated depreciation in the United States	$34,281	$34,715
Property and equipment, net of accumulated depreciation in other countries	2,911	2,837

	$37,192	$37,552

Intangible assets, net of accumulated amortization in the United States	$4,602	$4,014

Note 15. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. In addition, Cogent entered into an agreement pursuant to which Cogent will develop and supply a variety of readers to ANP. Cogent’s investment in ANP is accounted for under the equity method in accordance with authoritative guidance issued by the FASB on the equity method of accounting for investments in common stock. The Company’s share of its equity in earnings of the investee, which totaled $14,000 and $26,000 during the three months ended September 30, 2009 and 2008 and $182,000 and $78,000 during the nine months ended September 30, 2009 and 2008, respectively, are reported in the Other, net line item in the Company’s condensed consolidated statement of income.

Note 16. Commitments and Contingencies

The Company evaluates all pending or threatened contingencies and any commitments, if any, which are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the authoritative guidance issued by the FASB on accounting for contingencies . If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to this guidance are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, (“AFIS”), and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. From the fourth quarter of 2003 through the year ended December 31, 2005, we experienced significant increases in our revenues and net income as the market for our AFIS solutions expanded primarily due to increased demand by the Department of Homeland Security, or DHS, as well as the National Electoral Council of Venezuela, or CNE. We experienced a decline in revenues during the year ended December 31, 2006 due to the completion of a number of significant contracts, the timing of revenue recognition related to contracts entered into in previous periods and slowdowns in the procurement process at the U.S. government. In 2008 our revenues improved over 2007 levels as we recorded revenue from an increased number of customers. We believe it will be possible to experience an increase in revenues in 2009 over 2008 levels as we expect to recognize revenue from previously announced contracts with customers including Northrop Grumman, Egypt and the DHS, as well as from new contracts with customers such as the DHS, the Bureau of Census, the County of Los Angeles and various programs in Europe.

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

Our total proceeds under the agreements will be $60.0 million. We have accounted for the agreements as one multiple element arrangement. The contract values for each of the agreements do not necessarily represent the fair value of each agreement. The Strategic Alliance Agreement was determined not to be an element requiring accounting recognition. We determined that the $20 million in proceeds scheduled under the Product and Services Agreement includes both a guaranteed payment component valued at $1.0 million and a component for the purchase of products and services valued at $19.0 million using VSOE of fair value in accordance with authoritative guidance issued by the FASB on software revenue recognition. We determined the fair value of the Software License Agreement and the guaranteed payment component of the Product and Services Agreement to be $30.0 million and $1.0 million, respectively, based on generally accepted valuation techniques. The residual method was used to derive the $10.0 million fair value for the Settlement Agreement.

Accounting for the Software License Agreement is subject to the FASB guidance on software revenue recognition. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, we did not believe it appropriate to apply our standard maintenance VSOE rate to this amount and we could not determine the fair value of the associated maintenance commitment. We will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While we were not able to establish VSOE of the maintenance commitment, we believe our standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. We will therefore allocate a portion of the revenues representing our standard annual maintenance renewal rate (based on VSOE), to maintenance revenues, in accordance with Rule 5-03(b)(1) of Regulation S-X. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e. each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2008.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the authoritative guidance issued by the FASB on software revenue recognition . For arrangements that require significant production, modification, or customization of software, we apply authoritative guidance issued by the FASB for long-term construction-type contracts and the accounting for performance of construction-type and production type contracts. To the extent an element within our software arrangements falls within a level of accounting literature that is higher than the FASB guidance on software revenue recognition, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with authoritative guidance issued by the FASB on accounting for leases and account for the remaining elements in the arrangement in accordance with authoritative guidance issued by the FASB on software revenue recognition. For arrangements that contain a non-software deliverable such as hardware, we apply authoritative guidance issued by the FASB on accounting for non-software deliverables in an arrangement containing more-than-incidental software and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to software revenue recognition, we account for these arrangements in accordance with authoritative guidance issued by the FASB on revenue arrangements with multiple deliverables . The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. We recognize revenue in this manner from sales of significant initial AFIS deployments.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, we allocate a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.2 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. Revenues recognized under such arrangements were not significant for the three and nine months ended September 30, 2008.

As a result of our analysis of historical maintenance renewals that occurred through September 30, 2009, we determined that during the six months ended September 30, 2009, we no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that were executed during the six months ended September 30, 2009. For the three and six months ended September 30, 2009, the impact on such arrangements was the deferral of $0.9 and $1.9 million of revenue that would have otherwise been recognized, however, any new AFIS arrangements that we execute in future periods in which maintenance becomes the only undelivered element and we are unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

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

Commitments and Contingencies. We periodically evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable in accordance with authoritative guidance issued by the FASB on accounting for contingencies If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to authoritative guidance issued by the FASB on accounting for contingencies are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Investments in Marketable Securities. Our investments in marketable securities consist of money market funds, certificates of deposit and commercial paper, U.S. Treasury securities, government-sponsored enterprise securities, municipal bonds, foreign government bonds and corporate bonds and notes. Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. We have the intent, ability and history of holding these securities until maturity. Under this pronouncement, unrealized holding gains and losses are excluded from earnings and reported net of the related tax effect in other comprehensive income (OCI) as a separate component of stockholders’ equity. When the fair value of an investment declines below its original cost, we consider all available evidence to evaluate whether the decline is other-than-temporary. Among other things, we consider the duration and extent of the decline and economic factors influencing the markets. If a decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). The new cost basis is not to be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities are included in OCI; subsequent decreases in fair value, if not an other-than-temporary impairment, also are included in OCI. The determination of whether a loss is other than temporary is highly judgmental and may have a material impact on our results of operations.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of September 30, 2009, our net deferred tax assets were $39.7 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Effective January 1, 2007, we adopted authoritative guidance issued by the FASB on accounting for uncertainty in income taxes, which requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect our operating results.

Accounting for Share-Based Compensation. The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 5 of our condensed consolidated financial statements included elsewhere in this report. The fair value of our stock option awards is expensed on a straight-line basis over the vesting life of the options. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded options on our common stock,. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before January 1, 2006, we amortize the fair value on an accelerated basis. For options granted on or after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested equity share units to certain of the Company’s directors, employees and executive officers under the Company’s 2004 Equity Incentive Plan. These awards entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested equity share unit awards are valued based on the closing market price on the date of award. We use historical data to estimate pre-vesting nonvested share forfeitures and record share-based compensation expense only for those awards that are expected to vest. Nonvested share compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Consolidated Statements of Income Data:
Revenues:
Product revenues	70.4%	66.0%	69.4%	66.7%
Maintenance and services revenues	29.6	34.0	30.6	33.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	17.2	33.4	19.4	25.0
Cost of maintenance and services revenues	12.8	13.4	12.6	12.9

Total cost of revenues	30.0	46.8	32.0	37.9

Gross profit	70.0	53.2	68.0	62.1

Operating expenses (income):
Research and development	11.5	13.7	12.4	12.1
Selling and marketing	10.3	11.7	10.8	10.8
General and administrative	6.2	7.4	9.1	8.7
Income from settlement of lawsuit	—	—	(11.7)	—

Total operating expenses (income)	28.0	32.8	20.6	31.6

Operating income	42.0	20.4	47.4	30.5
Interest income	11.4	8.4	15.3	9.2
Other, net	1.1	0.5	0.2	0.3

Income before income taxes	54.5	29.3	62.9	40.0
Income tax provision	20.2	9.7	23.6	14.8

Net income	34.3%	19.6%	39.3%	25.2%

Comparison of Results for the three months ended September 30, 2009 and 2008

Revenues. Revenues were $28.9 million for the three months ended September 30, 2009, compared to $35.0 million for the three months ended September 30, 2008. Product revenues were $19.0 million for the three months ended September 30, 2009, compared to $24.6 million for the three months ended September 30, 2008. The $5.6 million decrease in product revenues was primarily attributable to a decrease in revenue from the DHS and Morocco.

Maintenance and services revenues decreased to $9.8 million for the three months ended September 30, 2009 from $10.4 million for the three months ended September 30, 2008. The decrease of $0.6 million or 5.8%, was primarily due to timing of maintenance renewals.

Gross Profit. Gross profit as a percentage of revenues was 53.2% for the three months ended September 30, 2009, compared to 70.0% for the three months ended September 30, 2008. Product gross margins were 49.4% for the three months ended September 30, 2009, compared to 75.6% for the three months ended September 30, 2008. The decrease in margins on product revenues was primarily due to a change in the mix of products sold during the three months ended September 30, 2009. During the three months ended September 30, 2009 we recognized a greater portion of our revenues from hardware intensive solutions which typically have lower margins than our software intensive solutions.

Costs of product revenues increased $3.6 million to $9.6 million for the three months ended September 30, 2009 compared to $6.0 million for the three months ended September 30, 2008. Expenses relating to these costs increased as a percentage of revenues from 17.1% for the three months ended September 30, 2008 to 33.4% for the three months ended September 30, 2009. This increase was primarily the result of cost of product revenue recognized on Maryland which had lower margins than our typical AFIS solution. Gross margins on maintenance and services increased from 56.7% during the three months ended September 30, 2008 to 60.6% during the three months ended September 30, 2009 primarily due to timing of recognition of maintenance renewal revenues differing from when we incur the actual costs for the maintenance.

Research and Development. Research and development expenses were consistent at $3.9 million and $4.0 million for three months ended September 30, 2009 and September 30, 2008, respectively. As a percentage of revenues, research and development expenses increased 2.2% to 13.7% for the three months ended September 30, 2009 from 11.5% for the three months ended September 30, 2008. The increase in research and development expenses as a percentage of revenues was primarily due to lower revenues realized in the third quarter of 2009 compared to 2008.

Selling and Marketing. Selling and marketing expenses decreased $0.2 million, or 5.6%, to $3.4 million for the three months ended September 30, 2009, compared to $3.6 million for the three months ended September 30, 2008. As a percentage of revenues such expenses increased to 11.7% for the three months ended September 30, 2009, compared to 10.3% for the three months ended September 30, 2008. The increase in selling and marketing expenses as a percentage of revenue was primarily due to our relatively flat business development expenditures and our lower revenues realized in the third quarter of 2009 compared to 2008.

General and Administrative. General and administrative expenses remained relatively consistent at approximately $2.2 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively. As a percentage of revenues, general and administrative expenses increased to 7.4% for the three months ended September 30, 2009 compared to 6.2% for the three months ended September 30, 2008. This increase as a percent of revenues was primarily due to lower revenues realized in the third quarter of 2009 compared to 2008 associated with our relatively fixed general and administrative costs.

Interest Income. We earned interest income of $2.4 million during the three months ended September 30, 2009, compared to $4.0 million during the three months ended September 30, 2008. The decrease in interest income was primarily due to us holding a higher amount of securities issued or guaranteed by the U.S. Government and a decrease in interest rates, partially offset by a higher average cash balance generated from operations as well as a higher average investment balance in 2009 versus 2008.

Income Tax Provision. We recognized an income tax provision of $2.8 million during the three months ended September 30, 2009. Our effective tax rate of 33.1% for the three months ended September 30, 2009 represents federal, state and foreign taxes on our income reduced primarily as a result of a change in estimate of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $7.1 million, with an effective tax rate of 37.0%, during the three months ended September 30, 2008.

Comparison of Results for the nine months ended September 30, 2009 and 2008

Revenues. Revenues were $91.7 million for the nine months ended September 30, 2009, compared to $85.7 million for the nine months ended September 30, 2008. Product revenues were $61.2 million for the nine months ended September 30, 2009, compared to $59.4 million for the nine months ended September 30, 2008. The $1.8 million increase in product revenues was driven primarily from sales to Maryland partially offset by a slight decrease in sales to the DHS.

Maintenance and services revenues increased to $30.5 million for the nine months ended September 30, 2009 from $26.3 million for the nine months ended September 30, 2008. The increase of $4.2 million or 16.0%, was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, (ii) an increase in services provided to the DHS and (iii) contribution from our Security Solutions Division, which we acquired in April 2008 (the “SSD Division”).

Gross Profit. Gross profit as a percentage of revenues was 62.1% for the nine months ended September 30, 2009, compared to 68.0% for the nine months ended September 30, 2008. Product gross margins were 62.5% for the nine months ended September 30, 2009, compared to 72.1% for the nine months ended September 30, 2008. The decline in margins on product revenues was primarily due to a change in the mix of products sold during the nine months ended September 30, 2009. During the nine months ended September 30, 2009 we recognized a greater portion of our revenues from hardware intensive solutions which typically have lower margins than our software intensive solutions.

Costs of product revenues increased $6.3 million or 38.0%, to $22.9 million for the nine months ended September 30, 2009 from $16.6 million for the nine months ended September 30, 2008. This increase was primarily due to the recognition of product revenue costs relating to the Maryland contract which had lower margins than our typical AFIS solution. Margins on maintenance and services increased slightly from 58.9% during the nine months ended September 30, 2008 to 61.1% during the nine months ended September 30, 2009.

Research and Development. Research and development expenses increased $0.5 million, or 4.7%, to $11.1 million for the nine months ended September 30, 2009, compared to $10.6 million for the nine months ended September 30, 2008. As a percentage of revenues, research and development expenses increased 0.3% to 12.1% of revenues for the nine months ended September 30, 2009 compared to 12.4% of revenues for the nine months ended September 30, 2008. These increases were due to an increase in research and development headcount.

Selling and Marketing. Selling and marketing expenses increased $0.6 million, or 6.4%, to $9.9 million for the nine months ended September 30, 2009, compared to $9.3 million for the nine months ended September 30, 2008. As a percentage of revenues such expenses remained consistent at 10.8% for the nine months ended September 30, 2009, and 2008. The increase in selling and marketing expenses was primarily due to an increase in headcount.

General and Administrative. General and administrative expenses were $7.9 and $7.8 million for the nine months ended September 30, 2009 and 2008, respectively. As a percentage of revenues, general and administrative expenses remained relatively consistent at 8.7% for the nine months ended September 30, 2009 compared to 9.1% for the nine months ended September 30, 2008.

Interest Income. We earned interest income of $8.4 million during the nine months ended September 30, 2009, compared to $13.1 million during the nine months ended September 30, 2008. The decrease in interest income was primarily due to us holding a higher amount of securities issued or guaranteed by the U.S. Government and a decrease in interest rates, partially offset by a higher average cash and investment balances as a result of cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $13.6 million during the nine months ended September 30, 2009. Our effective tax rate of 37.1% for the nine months ended September 30, 2009 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $20.2 million, with an effective tax rate of 37.5%, during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of September 30, 2009, we had $37.6 million in cash and $496.2 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the nine months ended September 30, 2008 and 2009 was as follows:

	Nine months ended September 30,
	2008	2009
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$33,672	$23,097
Changes in:
Billed and unbilled accounts receivable	(9,570)	13,067
Inventory and contract related costs	(11,317)	(1,274)
Accounts payable and accrued expenses	6,316	(407)
Other Liabilities	7,123	431
Deferred revenues	45,024	1,242
Deferred income taxes and taxes payable	(2,561)	10,107
Net other activity	226	12,134

Net cash provided by operating activities	$68,913	$58,397

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

Cash provided by operating activities decreased by $10.5 million primarily due to a decrease in earnings and the cash receipts from customers; partially offset by reduced cash payments for inventory and contract related costs, and income taxes for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

The amount of income taxes paid for the nine months ended September 30, 2009 has decreased from 2008 primarily as a result of temporary differences related to the timing of recognizing income for book and tax purposes. In addition, our effective tax rates have been impacted by the disqualifying disposition of incentive stock options and the deduction for qualified production activities income, which reduce our income taxes payable and result in positive cash flow. Our cash flows from income taxes could be impacted depending on the timing of disqualifying dispositions. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

Cash Provided by (Used In) Investing Activities

Net cash provided by (used in) investing activities was $3.1 million and $(56.2) million for the nine months ended September 30, 2008 and 2009, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash provided by (used in) investing activities of $14.6 million and $(54.0) million during the nine months ended September 30, 2008 and 2009, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $4.1 million and $3.6 million for the nine months ended September 30, 2008 and 2009, respectively.

Cash (Used in) Provided by Financing Activities

Cash (used in) provided by financing activities was ($37.1) million and $246,000 for the nine months ended September 30, 2008 and 2009, respectively. Proceeds from the exercise of stock options were $911,000 and $281,000 during the nine months ended September 30, 2008 and 2009, respectively. We classified the cash flows resulting from the excess tax benefits from share-based compensation as financing cash flows.

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program (the “Repurchase Program”). Pursuant to the Repurchase Program, beginning on November 5, 2007, we were authorized to repurchase up to $100 million of our common stock. The initial expiration date of the Repurchase Program was October 29, 2008. On November 13, 2008, we announced that our Board of Directors had extended the expiration date of the Repurchase Program to November 12, 2009 and increased the amount of common stock that may be purchased under the Repurchase Program to an aggregate of up to $150 million. The authorized amount remaining available under the Repurchase Program for share repurchases was $90.6 million as of September 30, 2009. During the nine months ended September 30, 2008 we repurchased 4,491,003 shares of our common stock for $41.8 million, and we did not purchase any shares pursuant to the Repurchase Program during the nine months ended September 30, 2009.

On November 3, 2009, we announced that our Board of Directors authorized a new repurchase program that replaces the Repurchase Program (the “New Repurchase Program”). Under the New Repurchase Program we may repurchase up to $100 million of our common shares over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010.

We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased, using our cash resources, from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases can be discontinued at any time our management feels additional purchases are not warranted.

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

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Note 16 to the Condensed Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $9.0 million as of September 30, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the disclosure requirements (see Note 7) of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements. On January 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, which had no impact on our financial statements.

Effective January 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. Adoption had no impact on our financial statements.

On April 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Adoption had no impact on our financial statements.

On April 1, 2009, we adopted the authoritative guidance issued by the FASB that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. Adoption of this guidance did not have a significant impact on our accounting for financial instruments, but did expand our associated disclosures.

On April 1, 2009, we adopted the authoritative guidance issued by the FASB that provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. This guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. It also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Adoption of this guidance did not have a significant impact on our accounting for financial instruments, but did expand our associated disclosures.

On April 1, 2009, we adopted the authoritative guidance issued by the FASB that provides required disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this accounting guidance did not have a significant impact on our accounting for financial instruments.

On June 30, 2009, we adopted the authoritative guidance issued by the FASB that provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components and non-software components that function together to deliver the tangible products essential functionality will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are currently evaluating the effect that adoption of this new guidance will have on our financial statements.

Other new pronouncements issued but not effective until after September 30, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

We derive substantially all of our revenues from contracts with international, federal, state and local governments and government agencies, and subcontracts under federal government prime contracts, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect our financial performance. Among the factors that could adversely affect our business are:

•	changes in fiscal policies or decreases in available government funding;

•	changes in government funding priorities;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security and defense issues;

•	changes in audit policies and procedures of government entities;

•	potential delays or changes in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices.

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

In 2008 and for the nine months ended September 30, 2009, we derived 57% and 51% respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2008, the DHS accounted for 57% of revenues. In the nine months ended September 30, 2009, the DHS accounted for 51% of revenues. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. To the extent that any significant customer, like the DHS, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. For example, a delay in the rollout of US-VISIT, or the completion of the implementation of that program, resulting in a decrease or cessation of orders for our products from the DHS, would materially affect our business.

In 2008 and for the nine months ended September 30, 2009, we derived 80% and 86% respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

A significant number of established companies have developed or are developing and marketing software and hardware for fingerprint biometrics products and applications that currently compete with or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions and traditional key, card surveillance and password systems. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. In certain instances, we compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Our current principal competitors include:

•

diversified technology providers such as NEC and Safran Group (through its wholly owned subsidiary MorphoTrak) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 8% of our revenues in 2008 and 12% of our revenues for the nine months ended September 30, 2009 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Government agencies may audit us as part of their routine audits and investigations of government contracts. As part of an audit, these agencies may review our performance on contracts, cost structures and compliance with applicable laws, regulations and standards. These agencies may also review the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. The government audit standards have recently changed, and companies who work with government agencies have come under increased audit scrutiny. If any of our costs are found to be improperly allocated to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. An audit could materially affect our competitive position and result in a material adjustment to our financial results or statement of operations. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If we were suspended or debarred from contracting with the federal government generally, or if our reputation or relationships with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and prospects would be materially harmed.

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

Ming Hsieh, our Chief Executive Officer, controlled a significant amount of our outstanding common stock as of September 30, 2009. As a result, he is able to substantially influence matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that other stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

In 2008 and for the nine months ended September 30, 2009, revenues outside of the Americas accounted for approximately 14% and 10%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

On July 29, 2009, we held our annual meeting of stockholders, at which our stockholders (i) elected four (4) directors to hold office until the next annual meeting of stockholders and (ii) ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009. The vote on such matters was as follows:

I.	Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee

Ming Hsieh	56,025,385	2,284,766
John C. Bolger	56,476,344	1,833,807
John P. Stenbit	55,126,844	3,183,307
Kenneth R. Thornton	56,470,373	1,839,778

II.	Ratification of Appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
55,643,473	2,582,448	84,230	—

Item 6.	Exhibits

Exhibit Number	Description of Documents
10.15#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated 2004 Equity Incentive Plan

10.16#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 3, 2009