Form 10-K
period 2009-12-31
Cogent, Inc.
filed 2010-03-15
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 (the last trading day in the second calendar quarter of 2009) as reported on the NASDAQ Global Select Market was $501,079,830.*

As of February 24, 2010, there were 89,553,152 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or 10-K/A will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

COGENT, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2009

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

Overview

We are a leading provider of Automated Fingerprint Identification Systems, or AFIS, and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. Our AFIS solutions enable customers to capture fingerprint images electronically, encode fingerprints into searchable files and accurately compare a set of fingerprints to a database of potentially millions of fingerprints in seconds. For nearly twenty years, we have researched, designed and developed fingerprint biometric technologies that incorporate advanced concepts in fluid dynamics, neural networks, image enhancement, data mining and massively parallel processing. Our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively achieve what we believe to be industry-leading accuracy rates and performance. We support the latest standards in fingerprint biometrics and have based our systems on cost-effective, industry-standard hardware and software platforms. We are focused on enabling our customers to expand the capabilities of their systems as their biometrics needs evolve.

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

Fingerprints have been, and we believe will continue to be, the most widely used biometric because they are relatively simple to capture, either voluntarily or from latents at crime scenes, are relatively non-intrusive and benefit from a substantial existing infrastructure that employs fingerprints for identification. Governments and law enforcement agencies around the world have already created vast databases of fingerprints and the American National Standard Institute and the National Institute of Standards and Technology have standardized a common format, called ANSI/NIST, which is used to describe, classify and share fingerprints. According to the FBI, its criminal database alone contains the fingerprints of more than 60 million individuals. In addition, the United States Department of Homeland Security database contained the fingerprints of over 110 million individuals at the end of 2009. Other organizations throughout the world, including foreign governments and law enforcement agencies, other U.S. government agencies such as the Department of State, and the approximately 15,000 state and local law enforcement agencies in the United States, also have established large fingerprint databases, and these databases are continuing to grow.

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

Governments, Law Enforcement Agencies and Other Organizations Face Challenges in Implementing Successful Fingerprint Biometrics Solutions

To satisfy the evolving needs of the market for other fingerprint biometrics solutions, vendors must deliver systems that achieve increasingly high levels of both accuracy and performance in a cost-effective and scalable manner. Many existing solutions are challenged in their ability to meet these needs because they are limited by the following problems:

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

The constraints and shortcomings of many existing fingerprint biometrics solutions have inhibited the rate of deployment outside of traditional law enforcement environments. These constraints have become more pronounced as a result of the increased focus on security and protection from terrorism, as well as increased attention to economic losses from fraudulent activity, the rising costs of administering and the cumbersome nature of using traditional authentication and identification methodologies. These needs create a significant opportunity for a vendor that can leverage the technology developed in large AFIS deployments to provide accurate, rapid, scalable, flexible and cost-effective fingerprint biometric solutions.

Our Solution

We are a leading provider of advanced AFIS and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. For nearly twenty years, we have researched, designed, developed and marketed advanced fingerprint biometric technologies and integrated solutions. We believe our proprietary software algorithms, together with optimized hardware, enable our customers to cost-effectively deploy AFIS solutions that consistently deliver industry leading accuracy rates and performance. Our solutions are designed to be scalable, enabling customers to seamlessly expand the capabilities of their AFIS, and flexible, enabling customers to deploy our AFIS in a variety of operating systems and hardware configurations. As a result, we provide a complete AFIS solution that enables customers to achieve a low total cost of ownership both upon initial deployment and throughout its entire lifecycle. Key benefits of our solutions include:

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

High Accuracy Rates. We believe our solutions enable our AFIS customers to search large databases with industry leading accuracy and performance. A key factor in our ability to achieve these accuracy rates is our approach of searching the entire database rather than relying on binning like most other AFIS. As a result, our solutions do not suffer from binning errors. We can more effectively search both flat and rolled prints, which leads to increased accuracy. Moreover, because our software reflects our nearly twenty years of research and development on neural network, fluid dynamics and advanced image processing principles, we are able to extract more minutiae from lower quality fingerprints to minimize detection failures and false positives.

High Performance. Our solutions deliver high performance and enable rapid response times when searching large databases while still maintaining a high degree of accuracy. Our PMA servers accelerate the processing capability of standard server architectures and can compare over ten million fingerprints per second per PMA server. We achieve this performance level by implementing our advanced search algorithms and our proprietary Data Flow technology, which enables massively parallel processing on our PMA servers to eliminate the need for binning. Because we do not need to bin, our solutions can rapidly search based on any number of prints. Furthermore, our PMA servers can be easily clustered together, which enables customers to employ multiple servers in an integrated solution and achieve throughput levels that scale with their needs. Our rapid response times enable our customers to deploy our systems in high traffic areas where real-time authentication or identification based on flat prints is critical.

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

Products and Services

We principally offer biometrics solutions to the government sector, which consists of federal, state, local and foreign governments and agencies, including immigration/border control agencies, electoral commissions and law enforcement agencies. At the core of each of our products is our proprietary Image Flow Processing, Data Flow Computing and Information Fusion software.

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

AFIS Products

We offer two key products in our AFIS solutions deployments:

Programmable Matching Accelerator Servers. Our proprietary PMA server is a high-speed image matching server at the core of a customer’s AFIS or Live-ID system that can support search speeds of up to ten million print comparisons per second per server. These speeds, which are made possible by the integration of our proprietary software with our advanced design PMAs, are necessary to adequately address the needs of customers that require real-time identification results when searching databases containing thousands to millions of records.

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

Web-based Application Services. We provide a fully outsourced Live-ID service on a web-based hosted application service business model. Systems are housed and maintained in a secure data center at our headquarters. The data center is equipped with high-speed, fault-tolerant Cogent PMA matchers and enterprise servers. Customers using this service can offer fingerprint matching services for applications such as background checks without investing in an entire AFIS infrastructure and pay on a transaction basis.

ASIC Applications

Our proprietary application specific integrated circuit, or ASIC, is designed to perform biometric image processing and matching for both fingerprints and facial images. Based on a microprocessor core, our proprietary ASIC incorporates a powerful two-dimensional digital signal processing engine and supports memory bus interfaces with synchronous dynamic random access memory, read-only memory, flash memory and static random access memory devices. Our proprietary ASIC is typically delivered as part of our proprietary Identification Module, which is a stand-alone image processing and biometric matching unit designed for applications requiring biometric identification and authentication. To provide maximum flexibility for integrating the Identification Module with a variety of user applications, the module supports a number of fingerprint sensor options, including silicon sensors and optical sensors and communication interface options, as well as magnetic stripe card, contact smart card and contactless smart card readers.

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

Technology

We developed our proprietary technology through an extensive research and development program focused on innovative algorithms for image processing and biometric identification. These highly complex matching algorithms are the core of our technology, and we have optimized the hardware deployed in our customers’ systems to run these algorithms efficiently. Our engineers have extensive expertise in matching algorithms, image enhancement, image compression, fuzzy mathematics, morphology, neural networks, security, encryption, communications, data mining and data fusion. By leveraging this expertise over our nearly twenty year history, we have developed advanced algorithms for statistical pattern recognition, structural pattern recognition, random process modeling and error and distortion modeling.

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

The design of our PMA boards also manifests our Data Flow technology. The PMA board design features extremely high input/output bandwidth to process the database using a massively parallel and hyper-pipeline architecture implemented on a single card that plugs into a standard interface on a commercially available server. Our PMA servers have been designed to support the high-speed capabilities of the Data Flow algorithms and provide scalable matching units that can individually perform ten million fingerprint comparisons per second. For every transaction, our PMA server initializes the search engine by loading the search fingerprint minutiae data to the search engine. The PMA server continues sending the fingerprint minutiae data to the data pipe of the search engine while the search engine data pipe is not full.

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

Customers

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. The table below indicates the percentage of our total revenues from customers from whom we derived at least 10% of our revenues for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
Percentage of Revenues	2007	2008	2009
DHS	34%	57%	41%
CNE	13%	0%	0%

The DHS obtains our products and services either under a blanket purchase order agreement or by instructing contractors to purchase our products and services on its behalf.

Our most recent arrangement with the National Electoral Council of Venezuela (“CNE”) was completed in December 2006 and revenues from all of our arrangements with the CNE were fully recognized by June 30, 2007.

Sales and Marketing

We market our AFIS solutions and other fingerprint biometrics solutions directly to end-users and indirectly through prime contractors. We market our proprietary ASIC device indirectly through OEMs, resellers and distributors. As of December 31, 2009, we employed 40 individuals who were involved in our sales and marketing efforts.

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

Samsung Semiconductor, Inc. fabricates our proprietary ASIC wafers in Asia. Various subcontractors perform assembly, packaging and testing of our ASICs, allowing us to purchase and receive only finished ASIC product. We maintain a facility in Shenzhen, China where we perform research and development and assembly of our products that incorporate our proprietary ASIC. Certain components of our products that are assembled in Shenzhen are outsourced to contract partners, none of which are sole source suppliers. We also store and distribute our inventory of consumer and commercial products from the Shenzhen facility.

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

Competition

The market for biometric solutions is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. A significant number of established companies have developed or are developing and marketing software and hardware for biometric products and applications that currently compete or will compete directly with our offerings. Our offerings also compete with non-biometric technologies such as public key infrastructure solutions, smart card security solutions, and traditional key, card, surveillance and password systems. Many of our competitors have significantly more financial and other resources than we do. We believe that additional competitors will continue to enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase in the near term. We sometimes compete with third parties who are also our suppliers or prime contractors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us. Our current principal competitors include:

•

diversified technology providers, such as NEC and Safran Group (through its wholly owned subsidiary MorphoTrak) that offer integrated AFIS solutions to governments, law enforcement agencies and other organizations;

•	companies that are AFIS component providers, such as Cross Match Technologies and L-1 Identity Solutions;

•

prime government contractors that develop integrated information technology products and services that include biometrics-related solutions that are frequently delivered in partnership with diversified technology providers and biometrics-focused companies; and

•	companies focused on other fingerprint biometrics solutions, such as AuthenTec, Dermalog and UPEK.

We believe the principal competitive factors in the market for our biometric solutions include the following:

•	accuracy of matching;

•	speed of matching;

•	pricing including total cost of system ownership, including initial costs and ongoing maintenance and support;

•	customization;

•	scalability that enables rapid and accurate matching in extremely large databases;

•	quality of service and support

•	degree of security provided;

•	ease of use;

•	functionality;

•	size; and

•	reliability.

We believe that we compete favorably with our competitors on the basis of the aforementioned factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support.

Backlog

We record an item as backlog when we receive a contract, purchase order or other notification, such as an award document, indicating the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog also includes deferred revenue reflected on our consolidated balance sheet. Further, we include in our estimated backlog contracts that have been awarded but not yet signed or for which certain contract terms such as quantities or specifications have not yet been fully defined. For these awarded contracts, we have made assumptions based on best available information to estimate their values. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These backlog estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2008 and 2009, our total backlog was $168.1 million and $210.7 million, respectively. We have included $60.4 million in our estimated backlog as of December 31, 2009 for awarded contracts. Approximately $127.2 million of backlog is not expected to be filled in 2010. We cannot assure you that we will realize revenue from our entire backlog or as to timing thereof. In addition, a significant portion of our revenue is not recognized upon shipment, but is recognized only upon customer acceptance of our systems or over the term of our contracts under the percentage-of-completion method.

Research and Development

We engage in substantial research and development to advance our core products and develop new products and carryout research and development activities at our corporate headquarters in Pasadena, California and at various international locations. We conduct research on algorithm development, hardware development, system engineering and architecture, industry standards, technology integration, user productivity features and performance enhancement. We also invest substantial resources in commercializing the technology that we develop in our research and development efforts into products that meet the needs of our customers. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Under our customer contracts, we typically obtain the rights to use any improvements to our technology developed on a particular customer deployment on other customer deployments. As a result, we have historically been able to moderate our research and development expenses by leveraging the improvements developed by our personnel working on customer engagements. Our research and development expense was $10.6 million in 2007, $14.8 million in 2008 and $15.0 million in 2009.

Intellectual Property

Our success will depend in part on our ability to protect our intellectual property. The core technology used in our products and solutions is not the subject of any patent or copyright protection. We have one issued patent and two pending patent applications relating to our Data Flow and Information Fusion technology as well as two issued patents on technology related to optical sensors and image reconstructions for the commercial markets.

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

Employees

As of December 31, 2009, we employed 434 full-time employees, including 163 in research and development, 199 in operations and engineering services, 40 in sales and marketing and 32 in general and administration. At December 31, 2009, 239 of our employees were located in the United States and 195 of our employees were located outside the United States.

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

Segment Information; Financial Information about Geographic Areas

We consider our business activities to constitute a single segment. A summary of our revenues and assets by geographic area is set forth in Note 13 to our consolidated financial statements included elsewhere in this Annual Report.

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

In 2008 and 2009, we derived 57% and 41%, respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2008, the DHS accounted for 57% of revenues, and in 2009 the DHS accounted for 41% of revenues. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. To the extent that any significant customer, like the DHS, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. For example, a delay in the rollout of US-VISIT, or the completion of the implementation of that program, resulting in a decrease or cessation of orders for our products from the DHS, would materially affect our business.

In 2008 and 2009, we derived 80% and 79%, respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

If the biometrics market does not experience significant growth or if our products do not achieve broad acceptance both domestically and internationally, we will not be able to grow our business.

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

In addition, our financial results may fluctuate from quarter to quarter and be negatively affected by a number of factors, including the following:

•	the lack or reduction of government funding and the political, budgetary and purchasing constraints of our government agency customers;

•	the terms of customer contracts that affect the timing of revenue recognition;

•	the size and timing of our receipt of customer orders;

•	significant fluctuation in demand for our solutions;

•	price reductions or adjustments, new competitors, or the introduction of enhanced solutions from new or existing competitors;

•	cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	the results of audits by government agencies;

•	expenses related to acquisitions or mergers;

•	potential effects of providing services as a prime contractor that may not carry gross margins as high as those of our core solutions;

•	impairment charges arising out of our assessments of goodwill and intangibles; and

•	other one-time financial charges.

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

As part of our service offerings, we agree from time to time to maintain and operate a portion of the AFIS systems of our customers on an outsourced web-based application hosting basis. Our ability to continue this service is subject to a number of risks. For example, our systems may be vulnerable to physical or electronic break-ins and service disruptions that could lead to interruptions, delays, loss of data or the inability to process user requests. If any such compromise of our security were to occur, it could be very expensive to cure, could damage our reputation and could discourage potential customers from using our services. Although we have not experienced attempted break-ins, we may experience such attempts in the future. Our systems may also be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 11% of our revenues in 2008 and 25% of our revenues in 2009 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

We record an item as backlog when we receive a contract, purchase order or other notification, such as an award document, indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog also includes deferred revenue reflected on our consolidated balance sheet. Further, we include in our estimated backlog contracts that have been awarded but not yet signed or for which certain contract terms such as quantities or specifications have not yet been fully defined. For these awarded contracts, we have made assumptions based on best available information to estimate their values. There can be no assurance that any of the contracts comprising our backlog presented in this Annual Report will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These backlog estimates are based on our experience under such contracts and similar contracts and may not be accurate. As of December 31, 2008 and 2009, our total backlog was $168.1 million and $210.7 million, respectively. We have included $60.4 million in our estimated backlog as of December 31, 2009 for awarded contracts. Approximately $127.2 million of backlog is not expected to be filled in 2010.

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

Government agencies may audit us as part of their routine audits and investigations of government contracts. As part of an audit, these agencies may review our performance on contracts, cost structures and compliance with applicable laws, regulations and standards. These agencies may also review the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Furthermore, government audit standards have recently changed, and companies, like us, who work with government agencies have come under increased audit scrutiny. If any of our costs are found to be improperly allocated to a specific contract, the costs may not be reimbursed and any costs already reimbursed for such contract may have to be refunded. An audit could materially affect our competitive position and result in a material adjustment to our financial results or statement of operations. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. If we were suspended or debarred from contracting with the federal government generally, or if our reputation or relationships with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and prospects would be materially harmed.

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

Ming Hsieh, our Chief Executive Officer, controlled a significant amount of our outstanding common stock as of December 31, 2009. As a result, he is able to substantially influence matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that other stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

During the years ended December 31, 2008 and December 31, 2009, revenues outside of the Americas accounted for approximately 14% and 16%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Fluctuations in the value of foreign currencies relative to the U.S. dollar may, in some locations, make our solutions more expensive than solutions offered by our competitors. This would make our solutions less price competitive, which could harm our business. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Therefore, fluctuations in the value of foreign currencies could harm our profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupies approximately 151,000 square feet in Pasadena, California in a building we purchased in 2005. We also lease properties in Reston, Virginia, Dublin, Ohio, Austin Texas, Albany, New York, London, U.K., Vienna, Austria, Taipei, Taiwan, Beijing, China and Ontario, Canada for use as local project management and business development offices, and lease a manufacturing and research and development facility in Shenzhen, China. The size and location of these properties changes from time to time based on business requirements. In addition, we own a 20,074 square feet building in South Pasadena, California which we currently lease to a third party. We believe our space is adequate for current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

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

Item 4. Reserved

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

	Common Stock Price
	High	Low
Fiscal Year 2008
First Quarter 2008	$11.50	$8.28
Second Quarter 2008	12.77	8.85
Third Quarter 2008	12.38	9.60
Fourth Quarter 2008	14.40	7.88
Fiscal Year 2009
First Quarter 2009	$13.52	$9.88
Second Quarter 2009	12.58	10.05
Third Quarter 2009	11.58	10.07
Fourth Quarter 2009	10.39	8.53

As of February 24, 2010, there were 89,553,152 holders of record of our common stock. On February 24, 2010, the last sale price reported on the NASDAQ Global Select Market for our common stock was $10.44 per share.

We did not declare or pay any cash dividends on our common stock during our fiscal years ended December 31, 2008 and 2009. We do not anticipate paying dividends on our common stock for at least the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and other factors as the Board of Directors, in its discretion, deems relevant.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 - October 31, 2009	—	$—	—	$90,625,768
November 1, 2009 - November 12, 2009 (2)	121,259	9.02	121,259	89,532,588
November 13, 2009 - November 30, 2009 (3)	146,510	8.58	146,510	98,742,991
December 1, 2009 - December 31, 2009 (3)	101,500	8.71	101,500	97,858,424

Total	369,269		369,269	97,858,424

(1)

On November 1, 2007, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common shares over a 12 month period expiring in October 2008 (the “Repurchase Program”). On November 13, 2008, we announced that our Board of Directors had extended the expiration date of the Repurchase Program to November 12, 2009 and increased the amount of common stock that may be repurchased under the program to an aggregate of up to $150 million. Acting pursuant to this Repurchase Program, we repurchased a total of 6,160,336 shares during 2007, 2008 and 2009 at an aggregate cost of

$60.5million. On November 3, 2009, we announced that our Board of Directors authorized a new repurchase program that replaces the Repurchase Program (the “New Repurchase Program”). Under the New Repurchase Program we may repurchase up to $100 million of our common shares over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this New Repurchase Program, we repurchased a total of 248,010 shares during November and December 2009 at an aggregate cost of $2.1 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased, using our cash resources, from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases can be discontinued at any time our management feels additional purchases are not warranted. The authorized amount remaining available under the New Repurchase Program for share repurchases was $97.9million at December 31, 2009.

(2)	Purchases made pursuant to the Repurchase Program
(3)	Purchases made pursuant to the New Repurchase Program

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2008 and 2009 and the selected consolidated statement of income data for each of the three years in the period ended December 31, 2009, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2005, 2006 and 2007 and selected consolidated statement of income data for the years ended December 31, 2005 and 2006 have been derived from our audited consolidated financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Statements of Income Data:
Revenues:
Product revenues	$141,649	$79,055	$80,572	$90,761	$84,512
Maintenance and services revenues	18,240	22,602	25,222	34,920	45,071

Total revenues	159,889	101,657	105,794	125,681	129,583

Cost of revenues:
Cost of product revenues (1)	53,308	37,455	33,081	29,335	33,205
Cost of maintenance and services revenues (1)	4,997	6,252	7,615	15,146	15,697

Total cost of revenues	58,305	43,707	40,696	44,481	48,902

Gross profit	101,584	57,950	65,098	81,200	80,681

Operating expenses:
Research and development (1)	8,908	8,627	10,625	14,788	14,918
Selling and marketing (1)	7,543	7,974	9,382	13,187	13,216
General and administrative (1)	10,152	13,031	19,927	10,157	10,460
Income from settlement of lawsuit	—	—	—	(10,000)	—

Total operating expenses	26,603	29,632	39,934	28,132	38,594

Operating income	74,981	28,318	25,164	53,068	42,087
Other income:
Interest income	9,050	17,325	22,132	16,862	10,531
Other, net	518	441	(117)	189	496

Total other income	9,568	17,766	22,015	17,051	11,027

Income before income taxes	84,549	46,084	47,179	70,119	53,114
Income tax provision (benefit)	19,263	16,356	18,537	24,939	20,654

Net income	$65,286	$29,728	$28,642	$45,180	$32,460

(1)	Includes share based compensation expense as follows:

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Cost of product revenues	$246	$307	$332	$470	$488
Cost of maintenance and services revenues	444	471	320	576	625
Research and development	1,751	650	350	937	939
Selling and marketing	1,483	1,387	919	912	840
General and administrative	2,154	1,641	804	801	685

	$6,078	$4,456	$2,725	$3,696	$3,577

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Net income per share (2):
Basic	$0.74	$0.32	$0.30	$0.50	$0.36

Diluted	$0.69	$0.31	$0.30	$0.50	$0.36

Weighted average number of shares used in per share calculations:
Basic	88,403	94,051	94,223	89,947	89,628

Diluted	94,053	96,037	95,837	90,938	90,575

	December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,805	$18,801	$8,955	$34,862	$28,726
Investments in marketable securities	330,795	395,425	435,352	445,034	497,145
Working capital	359,190	365,330	374,736	316,454	311,402
Total debt	—	—	—	—	—
Total assets	513,265	540,941	551,188	620,131	640,563
Deferred revenue	45,158	37,504	27,648	74,978	61,973
Total stockholders’ equity	458,612	490,559	510,216	519,472	552,087

(2)	See Note 1 to our consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted per share amounts.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, (“AFIS”), and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. For the years ended December 31, 2008 and December 31, 2009, our revenues increased as our revenue base diversified from a product and customer standpoint. In addition to our strong AFIS products business, during these periods we experienced significant revenues from three other areas: our maintenance and service revenues increased as a percentage of our total revenues; sales of our web-based application service programs increased; and sales of our handheld mobile scanners became an important contributor to our revenue. We expect these trends to continue in 2010, and believe the result will be revenues increasing in 2010 over 2009 levels. During 2010 we expect to recognize revenue from previously announced contracts with customers including Northrop Grumman, U.K. Post Office Limited, Ecuador and the Department of Homeland Security, or DHS, as well as from new contracts with customers such as the DHS and various programs in Europe.

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

We also expect to experience continued demand from a number of other governments as they deploy AFIS solutions at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, we recently won a contract with the U.K. National Mobile Identification Project (formerly known as MIDAS) to provide a full AFIS, an online ordering system and mobile biometric capture devices to suit a broad range of policing needs in the U.K. Another example is the contract we won earlier this year to provide an AFIS for the New York State Office of Temporary and Disability Assistance. The quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

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

2. The “Software License Agreement,” pursuant to which Northrop will pay us $15 million over three years for a non-exclusive license to use certain of our automated fingerprint identification software in certain existing programs, of which $5 million was paid in each of January 2008, January 2009 and January 2010;

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

Accounting for the Software License Agreement is subject to the FASB guidance on software revenue recognition. However, the provision of the AFIS software under the Software License Agreement did not represent a stand-alone arm’s length transaction. Rather, the revenue amount was determined based on a valuation. Thus, we did not believe it appropriate to apply our standard maintenance VSOE rate to this amount and we could not determine the fair value of the associated maintenance commitment. We will recognize revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. While we were not able to establish VSOE of the maintenance commitment, we believe our standard maintenance rate represents a reasonable basis for the allocation of revenues recognized under the Software License Agreement, between product and maintenance, as the revenues are recognized over the term of the Software License Agreement. We will therefore allocate a portion of the revenues representing our standard annual maintenance renewal rate (based on VSOE), to maintenance revenues, in accordance with Rule 5-03(b)(1) of Regulation S-X. The remainder will be recorded as product revenues. The $1.0 million value of the guaranteed payment will be recognized as income on a pro-rata basis (i.e. each dollar of revenue under the Products and Services Agreement will result in ninety-five cents of revenue and five cents of Income from settlement of lawsuit). The residual value allocated to the Settlement Agreement is presented as Income from settlement of lawsuit in the accompanying consolidated statement of income for the year ended December 31, 2008.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the authoritative guidance issued by the FASB on software revenue recognition. For arrangements that require significant production, modification, or customization of software, we apply authoritative guidance issued by the FASB for long-term construction-type contracts and the accounting for performance of construction-type and production type contracts. To the extent an element within our software arrangements falls within a level of accounting literature that is higher than the FASB guidance on software revenue recognition, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with authoritative guidance issued by the FASB on accounting for leases and account for the remaining elements in the arrangement in accordance with authoritative guidance issued by the FASB on software revenue recognition. For arrangements that contain a non-software deliverable such as hardware, we apply authoritative guidance issued by the FASB on accounting for non-software deliverables in an arrangement containing more-than-incidental software and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to software revenue recognition, we account for these arrangements in accordance with authoritative guidance issued by the FASB on revenue arrangements with multiple deliverables. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including the determination of vendor specific evidence of fair value, estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements was $179,000, $671,000 and $3.9 million for years ended December 31, 2007, 2008 and 2009, respectively.

•

As a result of our analysis of historical maintenance renewals that occurred through December 31, 2009, the Company determined that during the twelve months ended December 31, 2009, the Company no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that were executed during the nine months ended December 31, 2009. During the year ended December 31, 2009, the impact on such arrangements was the deferral of $1.0 million of revenue that would have otherwise been recognized. Any new AFIS arrangements that the Company executes in future periods in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

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

Commitments and Contingencies. We periodically evaluate all pending or threatened contingencies and commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with authoritative guidance issued by the FASB on accounting for contingencies. If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to authoritative guidance issued by the FASB on accounting for contingencies are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of December 31, 2009, our net deferred tax assets were $21.2 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Accounting for Share-Based Compensation. The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 11 of our consolidated financial statements included elsewhere in this report. The fair value of options granted is amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted is calculated using the “simplified method”, which utilizes the weighted average expected life of each tranche of stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration in accordance with authoritative accounting guidance. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded options on our common stock. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested equity share units to certain of the Company’s directors, employees and executive officers under the Company’s 2004 Equity Incentive Plan. These awards entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested equity share unit awards are valued based on the closing market price on the date of award. We use historical data to estimate pre-vesting nonvested share forfeitures and record share-based compensation expense only for those awards that are expected to vest. Nonvested equity share unit compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Year Ended December 31,
	2007	2008	2009
Revenues:
Product revenues	76.2%	72.2%	65.2%
Maintenance and services revenues	23.8	27.8	34.8

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	31.3	23.3	25.6
Cost of maintenance and services revenues	7.2	12.1	12.1

Total cost of revenues	38.5	35.4	37.7

Gross profit	61.5	64.6	62.3

Operating expenses:
Research and development	10.0	11.8	11.5
Selling and marketing	8.9	10.5	10.2
General and administrative	18.8	8.1	8.1
Income from settlement of lawsuit	—	(8.0)	—

Total operating expenses	37.7	22.4	29.8

Operating income	23.8	42.2	32.5
Income before income taxes	44.6	55.8	41.0
Income tax provision	17.5	19.8	16.0

Net income	27.1%	36.0%	25.0%

Comparison of Results for the Years Ended December 31, 2008 and 2009

Revenues. Revenues were $129.6 million for the year ended December 31, 2009 compared to $125.7 million for the year ended December 31, 2008. Product revenues were $84.5 million for the year ended December 31, 2009 compared to $90.8 million for the year ended December 31, 2008. The $6.3 million, or 6.9% decrease in product revenues was primarily driven by a decrease of $18.3 million in revenue from the DHS, partially offset by the recognition of $12.5 million in revenue from the Bureau of Census and Hong Kong Police.

Maintenance and services revenues increased to $45.1 million for the year ended December 31, 2009 from $34.9 million for the year ended December 31, 2008. The increase of $10.2 million or 29.2% was primarily due to (i) an increase in maintenance renewals and engineering services associated with product sales in prior periods, and (ii) maintenance revenues earned under recent completed arrangements for systems for DHS and Morocco.

Gross Profit. Gross profit as a percentage of revenues was 62.3% for the year ended December 31, 2009 compared to 64.6% for the same period of the prior year. Product gross margins were 60.7% for the year ended December 31, 2009 compared to 67.7% for the year ended December 31, 2008. The decline in margins on product revenues was primarily due to a change in the mix of products sold during the year ended December 31, 2009. During 2009, we recognized a greater portion of our revenues from hardware intensive solutions which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues slightly increased to $15.7 million for the year ended December 31, 2009 from $15.1 million for the year ended December 31, 2008. Maintenance and services gross margins increased to 65.2% during the year ended December 31, 2009 from 56.6% during the year ended December 31, 2008. The increase maintenance and services gross margin was primarily due to the timing of recognition of maintenance renewal revenue differing from when we incur the actual costs for the maintenance.

Research and Development. Research and development expenses increased $0.1 million, or 0.9% to $14.9 million for year ended December 31, 2009, compared to $14.8 million for the year ended December 31, 2008. As a percentage of revenues, research and development expenses decreased 0.3% to 11.5% of revenues for the year ended December 31, 2009 compared to 11.8% of revenues for the year ended December 31, 2008. This slight decrease in research and development expenses as a percentage of revenues was primarily due to higher revenues realized in 2009 compared to 2008 with relatively flat research and development expenses year over year.

Selling and Marketing. Selling and marketing expenses were consistent at $13.2 million for the years ended December 31, 2009 and 2008. As a percentage of revenues such expenses decreased to 10.2% for the year ended December 31, 2009 from 10.5% for the year ended December 31, 2008. This decrease in selling and marketing expenses as a percentage of revenues was primarily due to higher revenues realized in 2009 compared to 2008 with relatively flat selling and marketing expenses year over year.

General and Administrative. General and administrative expenses were $10.5 million and $10.2 million for the years ended December 31, 2009 and 2008, respectively. As a percentage of revenues, general and administrative expenses remained flat at 8.1% for the year ended December 31, 2009 and 2008, respectively. The increase in general and administrative expenses in 2009 was primarily due to increases in our bad debt reserve.

Interest Income. We earned interest income of $10.5 million during the year ended December 31, 2009, compared to $16.9 million during the year ended December 31, 2008. The decrease in interest income was primarily due to us holding a higher amount of securities issued or guaranteed by the U.S. Government and a decrease in interest rates, partially offset by higher average cash and investment balances as a result of cash generated from operations.

Income Tax Provision. We recognized an income tax provision of $20.7 million during the year ended December 31, 2009 as a result of the net income earned in the period. Our effective tax rate of 38.9% for the year ended December 31, 2009 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from the domestic production activities deduction, disqualifying disposition of incentive stock options; and by federal and state research and development credits. We recognized an income tax provision of $24.9 million, with an effective tax rate of 35.6%, during the year ended December 31, 2008 as a result of the net income earned in the period. Our effective tax rate of 35.6% for the year ended December 31, 2008 represents federal, state and foreign taxes on our income reduced primarily as a result of benefits resulting from domestic production activities deduction, disqualifying disposition of incentive stock options; and by research and development credits. The increase in the effective tax rate from 35.6% during the year ended December 31, 2008 to 38.9% during the year ended December 31, 2009 is primarily due to a reduction in the domestic production activity deduction for 2008 as a result of the Company’s change in method of accounting for deferred revenue for tax purposes, as well as state tax changes and less deductions related to equity based compensation.

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

Gross Profit. Gross profit as a percentage of revenues was 64.6% for the year ended December 31, 2008 compared to 61.5% for the same period of the prior year. Product gross margins were 67.7% for the year ended December 31, 2009 compared to 58.9% for the year ended December 31, 2007. The improvement in margins on product revenues was primarily due to a change in the mix of products sold during the year ended December 31, 2008. During 2007, we recognized a large portion of our revenues from hardware intensive AFIS solutions which typically have lower margins than our software intensive solutions.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of December 31, 2009, we had $28.7 million in cash and cash equivalents and $497.1 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, accounts payable and accrued expenses, deferred revenues, inventory and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the years ended December 31, 2007, 2008 and 2009 was as follows:

	Year ended December 31,
	2007	2008	2009
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$28,642	$45,180	$32,460
Changes in:
Billed and unbilled accounts receivable	(5,535)	964	8,981
Inventory and contract related costs	8,057	(6,906)	871
Prepaid expenses and other current assets	96	(1,397)	(4,703)
Accounts payable and accrued expenses	1,899	10,507	(34)
Deferred revenues	(9,878)	47,330	(12,988)
Deferred income taxes	15,128	(8,608)	17,736
Net other activity	(2,288)	2,124	15,927

Net cash provided by operating activities	$36,121	$89,194	$58,250

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

The $13.0 million net decrease in deferred revenues during the year ended December 31, 2009 was primarily due to the completion of various contracts, including DHS, HP Italy, Hong Kong, and Census. This decrease was offset by the deferral of revenue relating to funds collected for products and services purchased under the settlement agreements by Northrop as well as contracts with other customers that were begun but not completed during the year. The $47.3 million increase in deferred revenues during the year ended December 31, 2008 was partially due to $10.0 million collected from Northrop pursuant to services to be provided under the settlement agreements. The remaining $37.3 million increase in deferred revenue is related to various contracts, including DHS, Maryland, Spain and HP Italy.

The amount of income taxes paid for the year ended December 31, 2009 has decreased from 2008 primarily as a result of temporary differences related to the timing of recognizing income for book and tax purposes. In addition, our effective tax rates have been impacted by the disqualifying disposition of incentive stock options and the deduction for qualified production activities income, which reduce our income taxes payable and result in positive cash flow. Our cash flows from income taxes could be impacted depending on the timing of disqualifying dispositions. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

Cash used in Investing Activities

Net cash used in investing activities was $35.5 million, $22.9 million and $60.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. Investing activities consisted primarily of (i) purchases and sales of available-for-sale securities and (ii) capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash used of $33.8 million, $9.7 million and $58.0 million during the years ended December 31, 2007, 2008 and 2009, respectively, represented the net increase of investments in marketable securities due to purchases and sales of available-for-sale securities. Capital expenditures of $2.3 million, $5.3 million and $2.8 million during the years ended December 31, 2007, 2008 and 2009, respectively, primarily represented the purchase of computer equipment and software for our engineering, service and information technology departments. In 2008 and 2009, capital expenditures also included costs related to improvements made to our new corporate headquarters in Pasadena, California. Additionally in 2008, we paid $3.0 million to acquire a 20% interest in ANP Technologies, Inc. and $4.9 million to acquire the assets of the Security Solutions Division of MAXIMUS Inc.

Cash used in Financing Activities

Cash used in financing activities was $10.7 million, $40.7 million and $3.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. We used $13.9 million to repurchase 1,142,302 shares of our common stock during the year ended December 31, 2007, $45.5 million to repurchase 4,896,775 shares of our common stock during the year ended December 31, 2008 and $3.2 million to repurchase 369,269 shares of our common stock during the year ended December 31, 2009. Proceeds from the exercise of stock options were $637,000, $1.1 million and $0.3 million during the years ended December 31, 2007, 2008 and 2009, respectively. We paid employment taxes on behalf of our employees relating to our nonvested share awards of $1.3 million and $1.1 million during the years ended December 31, 2008 and 2009, respectively.

On November 1, 2007, we announced that our Board of Directors had approved a stock repurchase program (the “Repurchase Program”). Pursuant to the Repurchase Program, beginning on November 5, 2007, we were authorized to repurchase up to $100 million of our common stock. The initial expiration date of the Repurchase Program was October 29, 2008. On November 13, 2008, we announced that our Board of Directors had extended the expiration date of the Repurchase Program to November 12, 2009 and increased the amount of common stock that may be purchased under the Repurchase Program to an aggregate of up to $150 million. Acting pursuant to this Repurchase Program, we repurchased a total of 6,160,336 shares during 2007, 2008 and 2009 at an aggregate cost of $60.5 million.

On November 3, 2009, we announced that our Board of Directors authorized a new repurchase program that replaces the Repurchase Program (the “New Repurchase Program”). Under the New Repurchase Program we may repurchase up to $100 million of our common shares over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this New Repurchase Program, we repurchased a total of 248,010 shares during November and December 2009 at an aggregate cost of $2.1 million.

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

At December 31, 2009 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Note 10 to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $8.9 million as of December 31, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

At December 31, 2009, our outstanding contractual cash commitments were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Non-cancelable operating lease obligations	$6,890	$1,467	$2,081	$1,476	$1,866

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the disclosure requirements (see Note 5 to the consolidated financial statements) of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements. On January 1, 2009, we implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, which had no impact on our financial statements but did expand our associated disclosures.

Effective January 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. Adoption had no impact on our financial statements.

On January 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Adoption had no impact on our financial statements.

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

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2008 and 2009 and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2009 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cogent, Inc.

Pasadena, California

We have audited the internal control over financial reporting of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/    Deloitte & Touche LLP

Los Angeles, California

March 12, 2010

Item 9B. Other Information

In February 2010, the Compensation Committee of our Board of Directors approved 2010 base salaries, 2010 Non-Equity Incentive Plan targets, equity awards and payouts under the 2009 Non-Equity Incentive Plan for the executive officers who were named in the Summary Compensation Table of our 2009 Proxy Statement. We refer to these executive officers as our “named executive officers.”

Base Salaries for 2010. The Compensation Committee increased Ming Hsieh’s base salary by 2.0% to $306,000, Paul Kim’s base salary by 2.2% to $274,000, Michael Hollowich’s base salary by 2.4% to $216,000 and James Jasinski’s base salary by 2.4% to $216,000. The adjusted base salaries are effective as of January 1, 2010.

2010 Non-Equity Incentive Plan Targets. The Compensation Committee approved 2010 contingent target awards for the named executed officers under our 2010 Non-Equity Incentive Plan. The final award, if any, will be calculated as the product of the executive officer’s base salary, applicable target percentage and a corporate performance score reflecting the achievement of company financial objectives and individual executive officer performance objectives in 2010. The range of the target percentages of base salary used in the 2010 contingent target awards for the named executive officers is 2% to 70%.

Equity Awards. The Compensation Committee approved grants of 40,000 restricted stock units to Mr. Kim, 16,000 restricted stock units to Mr. Hollowich and 16,000 restricted stock units to Mr. Jasinski. Such grants will be made effective as of May 15, 2010.

2009 Non-Equity Incentive Plan Payouts; 2009 Bonus. The Compensation Committee approved payouts under the 2009 Non-Equity Incentive Plan of $100,000 to Mr. Hsieh, $60,000 to Mr. Kim, $100,000 to Mr. Hollowich and $80,000 to Mr. Jasinski.

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

(b) Exhibits:

Exhibits.

Exhibit Number	Description of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of the registrant

3.2(2)	Amended and Restated Bylaws of the registrant

4.1(3)	Specimen Common Stock Certificate

10.1(3)#	Form of Indemnity Agreement for directors and executive officers

10.2(3)#	2000 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement thereunder

10.3(5)#	Amended and Restated 2004 Equity Incentive Plan and forms of Stock Option Agreements thereunder.

10.5(3)#	Employment Agreement by and between the registrant and Paul Kim, dated January 5, 2004

10.6(3)#	Employment Agreement by and between the registrant and Michael Hollowich, dated February 19, 2001

10.7(3)#	Employment Agreement by and between the registrant and James Jasinski, dated May 9, 2002

10.8(3)	Automated Fingerprint Matcher Systems Equipment and Services Blanket Purchase Agreement (BPA), dated July 11, 2002 by and between the registrant and INS Headquarters Procurement Division

10.9(3)	Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu Hsieh, Trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 11, 2004

10.11(3)	Amended and Restated Tax Matters Agreement among the registrant, Ming Hsieh, Fang Liu-Hsieh, trustee of the Fang Liu Hsieh Annuity Trust No. 1 dated May 12, 2004, and Ming Hsieh, Trustee of the Ming Hsieh Annuity Trust No. 1 dated May 12, 2004

Exhibit Number	Description of Documents
10.12(4)	Settlement Agreement entered December 5, 2007 by and between Cogent, Inc., on the one hand, and Northrop Grumman Corporation, Northrop Grumman Information Technology Overseas, Inc., Northrop Grumman Information Technology, Inc., Northrop Grumman Space & Mission Systems, Inc. and Northrop Grumman Commercial Systems, Inc., on the other hand.

10.15(6)#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated 2004 Equity Incentive Plan.

10.16(6)#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Equity Incentive Plan.

21.1(7)	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 153-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 14, 2004, as amended (File No. 333-115535).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 3, 2008.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed with the Securities and Exchange Commission on November 4, 2009.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 3, 2009.
#	Indicates management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cogent, Inc.

Pasadena, California

We have audited the accompanying consolidated balance sheets of Cogent, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cogent, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 12, 2010

COGENT, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$34,862	$28,726
Investments in marketable securities	277,434	279,498
Billed accounts receivable, net of allowance for doubtful accounts of $660 and $1,215 at December 31, 2008 and 2009, respectively	30,767	19,984
Unbilled accounts receivable	1,110	2,152
Inventory and contract related costs	12,715	16,596
Prepaid expenses and other current assets	3,251	8,477
Deferred income taxes	31,956	12,059

Total current assets	392,095	367,492
Investments in marketable securities	167,600	217,647
Inventory and contract related costs	5,813	1,063
Property and equipment, net	37,192	37,552
Deferred income taxes	9,112	9,162
Intangible and other assets	8,319	7,647

Total assets	$620,131	$640,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,629	$4,451
Accrued expenses	11,574	12,042
Deferred revenues	59,438	39,597

Total current liabilities	75,641	56,090
Long-term liabilities
Deferred revenues	15,540	22,376
Other liabilities	9,478	10,010

Total liabilities	100,659	88,476

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2008 and 2009, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 95,943,495 and 89,548,375 shares issued and outstanding at December 31, 2008 and 2009, respectively	120	120
Additional paid-in capital	433,843	384,237
Retained earnings	147,477	164,858
Accumulated other comprehensive income	1,278	2,872
Treasury stock, at cost; 6,379,077 and zero shares at December 31, 2008 and 2009, respectively	(63,246)	—

Total stockholders’ equity	519,472	552,087

Total liabilities and stockholders’ equity	$620,131	$640,563

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009
Revenues:
Product revenues	$80,572	$90,761	$84,512
Maintenance and services revenues	25,222	34,920	45,071

Total revenues	105,794	125,681	129,583

Cost of revenues:
Cost of product revenues	33,081	29,335	33,205
Cost of maintenance and services revenues	7,615	15,146	15,697

Total cost of revenues	40,696	44,481	48,902

Gross profit	65,098	81,200	80,681

Operating expenses:
Research and development	10,625	14,788	14,918
Selling and marketing	9,382	13,187	13,216
General and administrative	19,927	10,157	10,460
Income from settlement of lawsuit	—	(10,000)	—

Total operating expenses	39,934	28,132	38,594

Operating income	25,164	53,068	42,087

Other income:
Interest income	22,132	16,862	10,531
Other, net	(117)	189	496

Total other income	22,015	17,051	11,027

Income before income taxes	47,179	70,119	53,114
Income tax provision	18,537	24,939	20,654

Net income	$28,642	$45,180	$32,460

Basic net income per share	$0.30	$0.50	$0.36

Diluted net income per share	$0.30	$0.50	$0.36

Shares used in computing basic net income per share	94,223	89,947	89,628

Shares used in computing diluted net income per share	95,837	90,938	90,575

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at January 1, 2007	94,493	120	419,446	75,019	(154)	(340)	(3,872)	—	490,559
Stock options exercised	478	—	637	—	—	—	—	—	637
Adoption of new FASB guidance on income taxes	—	—	—	(1,364)	—	—	—	—	(1,364)
Excess tax benefit	—	—	2,481	—	—	—	—	—	2,481
Share-based compensation	—	—	2,575	—	—	—	—	—	2,575
Repurchase of common stock	—	—	—	—	—	(1,142)	(13,850)		(13,850)
Comprehensive income:
Net income	—	—	—	28,642	—	—	—	28,642	28,642
Other comprehensive income (net of tax)	—	—	—	—	536	—	—	536	536

Comprehensive income		—	—	—	—	—	—	29,178	—

Balances at December 31, 2007	94,971	120	425,139	102,297	382	(1,482)	(17,722)	—	510,216
Stock options exercised	826	—	1,108	—	—	—	—	—	1,108
Excess tax benefit	—	—	5,062	—	—	—	—	—	5,062
Share-based compensation	—	—	3,844	—	—	—	—	—	3,844
Nonvested equity share unit awards released	146	—	(1,310)	—	—	—	—	—	(1,310)
Repurchase of common stock	—	—	—	—	—	(4,897)	(45,524)		(45,524)
Comprehensive income:									—
Net income	—	—	—	45,180	—	—	—	45,180	45,180
Other comprehensive income (net of tax)	—	—	—	—	896	—	—	896	896

Comprehensive income	—	—	—	—	—	—	—	$46,076	—

Balances at December 31, 2008	95,943	120	433,843	147,477	1,278	(6,379)	(63,246)	—	519,472
Stock options exercised	172	—	309	—	—	—	—	—	309
Tax deficiency from stock based compensation			(984)						(984)
Share-based compensation	—	—	3,580	—	—	—	—	—	3,580
Nonvested equity share unit awards released	181		(1,109)	—	—	—	—	—	(1,109)
Repurchase of common stock	—	—	—	—	—	(369)	(3,235)		(3,235)
Retirement of treasury stock	(6,748)		(51,402)	(15,079)		6,748	66,481		—
Comprehensive income:									—
Net income	—	—	—	32,460	—	—	—	32,460	32,460
Other comprehensive income (net of tax)	—	—	—	—	1,594	—	—	1,594	1,594

Comprehensive income	—	—	—	—	—	—	—	$34,054	—

Balances at December 31, 2009	89,548	$120	$384,237	$164,858	$2,872	$—	$—		$552,087

See accompanying notes to consolidated financial statements.

COGENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2008	2009
Cash Flows from operating activities:
Net income	$28,642	$45,180	$32,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,733	2,812	3,441
Allowance for doubtful accounts	(164)	183	675
Share-based compensation	2,725	3,696	3,577
Excess tax benefit from share based compensation	(2,481)	(5,062)	(206)
Amortization of bond premium (discount) on available for sale securities	(5,691)	415	8,019
Equity in earnings of investee	—	(129)	(304)
Deferred income taxes	15,128	(8,608)	17,736
Changes in assets and liabilities:
Billed accounts receivable	(4,864)	873	10,023
Unbilled accounts receivable	(671)	91	(1,042)
Inventory and contract related costs	8,057	(6,906)	871
Prepaid expenses and other current assets	96	(1,397)	(4,703)
Other assets	170	(35)	193
Accounts payable	(433)	607	(307)
Accrued expenses	2,332	9,900	273
Other liabilities	1,420	244	532
Deferred revenues	(9,878)	47,330	(12,988)

Net cash provided by operating activities	36,121	89,194	58,250

Cash Flows from investing activities:
Purchase of available-for-sale securities	(1,528,670)	(840,255)	(406,676)
Proceeds from sale of available-for-sale securities	1,494,915	830,573	348,690
Expiration of restrictions on cash	585	—	—
Purchase of equity investment		(3,000)	—
Acquisition of Security Solutions Division	—	(4,927)	—
Purchase of property and equipment	(2,316)	(5,345)	(2,789)

Net cash used in investing activities	(35,486)	(22,954)	(60,775)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested equity share unit awards	—	(1,310)	(1,109)
Proceeds from the exercise of stock options	637	1,109	309
Excess tax benefit from share based compensation	2,481	5,062	206
Repurchase of common stock	(13,850)	(45,524)	(3,235)

Net cash used in financing activities	(10,732)	(40,663)	(3,829)

Effect of exchange rate changes on cash	251	330	218

Net (decrease) increase in cash and cash equivalents	(9,846)	25,907	(6,136)
Cash and cash equivalents, beginning of period	18,801	8,955	34,862

Cash and cash equivalents, end of period	$8,955	$34,862	$28,726

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$15,503	$16,706	$19,504
Income taxes	$(1,826)	$(28,628)	$(5,110)
Non-cash financing activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$150	$147	$3
Conversion of property and equipment to inventories	$45	$—	$—
Property and equipment included in accounts payable			$229

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

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3.0 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. Cogent’s investment in ANP is accounted for under the equity method. The Company’s share of its equity in earning of the investee, which totaled $129,000 and $304,000 during the years ended December 31, 2008 and 2009, respectively, is not material and therefore is reported in the Other, net line item in the Company’s consolidated statement of income.

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

Investments in Marketable Securities

The Company accounts for its investments in debt and equity securities in conformity with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). Marketable securities are classified as available-for-sale securities and are accounted for at their fair value. Unrealized gains and losses on these securities are reported as other comprehensive income (loss). Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. When the fair value of an investment declines below its original cost, the Company evaluates the investment in accordance with FASB authoritative guidance that provides additional clarity to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. To date, the Company has had no such other-than-temporary declines below cost basis. The Company utilizes specific identification in computing realized gains and losses on the sale of investments.

Accounts Receivable

The Company generally bills its customers under its long term contracts pursuant to billing schedules contained in the contracts or, upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. Unbilled accounts receivable is principally comprised of revenue recognized on contracts for which invoices have not been issued. It is expected that all unbilled accounts receivable balances will be billed in the next 12 months. Amounts billable under retainage provisions are billed to the customer upon contract completion and acceptance by the customer.

Inventory and contract related costs

Inventory and contract related costs consist of the following:

	December 31,
	2008	2009
	(in thousands)
Materials and components	$6,126	$8,706
Inventory and costs related to long-term contracts	679	74
Deferred costs of revenue	11,723	8,879

	$18,528	$17,659

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets in accordance with authoritative guidance issued by the FASB which provides guidance on the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. Long-lived assets and certain identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

For the evaluation of goodwill, the Company applies the two-step process whereby it identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities to those reporting units in order to assess goodwill for impairment. In the first step of a two-step impairment test, the Company determines the fair value of these reporting units. The Company compares the fair value for each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of that reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss would be recognized in an amount equal to that excess.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company restricts investments in cash and cash equivalents and investments in marketable securities to financial institutions with high credit standing. At December 31, 2009, the majority of the Company’s cash and cash equivalents and investments in marketable securities were held at financial institutions located in California and New York. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances aggregate approximately $525.4 million (including foreign accounts) as of December 31, 2009. The Company performs periodic evaluations of the relative credit standing of financial institutions and limits the amount of risk by selecting financial institutions with a strong credit standing. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses on its accounts receivable.

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

Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the authoritative guidance issued by the FASB on software revenue recognition . For arrangements that require significant production, modification, or customization of software, we apply authoritative guidance issued by the FASB for long-term construction-type contracts and the accounting for performance of construction-type and production type contracts. To the extent an element within our software arrangements falls within a level of accounting literature that is higher than the FASB guidance on software revenue recognition, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with authoritative guidance issued by the FASB on accounting for leases and account for the remaining elements in the arrangement in accordance with authoritative guidance issued by the FASB on software revenue recognition. For arrangements that contain a non-software deliverable such as hardware, we apply authoritative guidance issued by the FASB on accounting for non-software deliverables in an arrangement containing more-than-incidental software and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to software revenue recognition, we account for these arrangements in accordance with authoritative guidance issued by the FASB on revenue arrangements with multiple deliverables. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including determination of vendor specific evidence of fair value, estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

•

Revenues associated with AFIS solutions that require significant modification or customization of our software, are recognized using the percentage-of-completion method in accordance with provisions of FASB authoritative guidance on accounting for performance of construction-type and production type contracts. The percentage-of-completion method reflects the portion of the anticipated contract revenue which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. The amount subject to the percentage-of-completion method is exclusive of the maintenance, the fair value of which is established by VSOE. Material differences may result in the amount and timing of our revenue for any period if actual results differ from our judgments and estimates. The Company recognizes revenue in this manner from sales of significant initial AFIS deployments.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $179,000, $671,000 and $3.9 million for the years ended December 31, 2007, 2008 and 2009, respectively.

As a result of our analysis of historical maintenance renewals that occurred through December 31, 2009, the Company determined that during the year ended December 31, 2009, the Company no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that were executed during the nine months ended December 31, 2009. During the year ended December 31, 2009, the impact on such arrangements was the deferral of $1.0 million of revenue that would have otherwise been recognized. Any new AFIS arrangements that the Company executes in future periods in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

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

Deferred Revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from the sale of the Company’s AFIS solutions, including maintenance. Revenues from maintenance fees are recognized ratably over the term of the maintenance period.

Concentration

The Company derives a significant portion of its revenues from a limited number of customers:

	Year ended December 31,
Percentage of Revenues	2007	2008	2009
Customer A	34%	57%	41%
Customer B	13%	*	*

		December 31,
Percentage of Billed Accounts Receivable		2008	2009
Customer A		19%	20%
Customer B		*	*
Customer C		*	15%
Customer D		16%	*

(*)	Amounts do not exceed 10% for such period

Research and Development

Research and development costs consist primarily of salaries, share-based compensation and other personnel-related costs, bonuses, facility costs and third-party services. The Company maintains a research and development staff to enhance its products and to develop new products. In accordance with accounting guidance issued by the FASB, software costs are expensed as incurred until technological feasibility of the software is determined and the recovery of the cost can reasonably be expected, after which any additional costs are capitalized. The Company has expensed all software development costs because the establishment of technological feasibility of products and their availability for sale have substantially coincided.

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

Net Income Per Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of stock options and nonvested equity share units. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Year Ended December 31,
	2007	2008	2009
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$28,642	$45,180	$32,460

Denominator for basic net income per share — weighted average shares Denominator:
Denominator for basic net income per share — weighted average shares	94,223	89,947	89,628
Stock options and nonvested equity share units	1,614	991	947

Denominator for diluted net income per share — adjusted weighted average shares	95,837	90,938	90,575

Basic net income per share	$0.30	$0.50	$0.36

Diluted net income per share	$0.30	$0.50	$0.36

During the years ended December 31, 2007, 2008 and 2009, options to purchase 442,900, 959,640 and 438,000 shares of common stock were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares for each of these respective periods.

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

The components of total comprehensive income are as follows:

	Year ended December 31,
	2007	2008	2009
	(in thousands)
Net income	$28,642	$45,180	$32,460
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	294	254	1,333
Change in foreign currency translation adjustment	242	642	261

Total comprehensive income	$29,178	$46,076	$34,054

Subsequent Events

Management has evaluated subsequent events after the balance sheet date through the date of issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for appropriate accounting treatment and disclosure.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the disclosure requirements (see Note 5) of authoritative guidance issued by the FASB on fair value measurements. On January 1, 2009, the Company implemented the previously deferred provisions of this guidance for nonfinancial assets and liabilities recorded at fair value, which had no impact on the Company’s financial statements but did expand the Company’s associated disclosures.

Effective January 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. Adoption had no impact on the Company’s financial statements.

On January 1, 2009, the Company adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Adoption had no impact on the Company’s financial statements.

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

On June 30, 2009, the Company adopted the authoritative guidance issued by the FASB that provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of this guidance on June 30, 2009 and evaluated these events through the issuance date of the accompanying financial statements. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of this new guidance will not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components and non-software components that function together to deliver the tangible products’ essential functionality will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is currently evaluating the effect that adoption of this new guidance will have on the Company’s financial statements.

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

2. The “Software License Agreement,” pursuant to which Northrop will pay Cogent $15 million over three years for a non-exclusive license to use certain of Cogent’s automated fingerprint identification software in certain existing programs, of which $5 million was paid in each of January 2008, January 2009 and January 2010;

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

In January 2008, the Company received its first scheduled payments of $15.0 million pursuant to the Settlement Agreement and $5.0 million pursuant to the Software License Agreement. During the fourth quarter of 2008, Northrop ordered $5.0 million of products and services pursuant to the Product and Services Agreement which was paid in the first quarter of 2009. Additionally, in the first quarter of 2009, the Company received its second scheduled payment of $10.0 million pursuant to the Settlement Agreement, and $5.0 million pursuant to the Software License Agreement. As of December 31, 2009, the $5.0 million order is included in deferred revenues. Of the $20.0 million in payments received under the Agreements in 2008, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the accompanying consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. Of the $20.0 million received in the first quarter of 2009, no amounts were recognized as revenue under the combined Software License Agreement or the Product and Services Agreement. Additionally, the second payment of $10.0 million pursuant to the Settlement Agreement was not recognized as income for the year ended December 31, 2009. Total deferred revenue from Northrop pursuant to the Agreements was $30.0 million as of December 31, 2009.

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

The weighted average useful lives for the above noted intangibles on the acquisition date is 2.7 years, excluding Goodwill, which is indefinite-lived. Goodwill is expected to be amortizable for tax purposes.

The results of the operations of the SSD Division have been consolidated with our results since their acquisition. Pro forma results of operations have not been presented because the acquisition was not material in relation to our consolidated financial position or results of operations.

Note 4. Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs to indicate it may be impaired. Based on its annual impairment tests in 2008 and 2009, the Company determined that goodwill was not impaired. Furthermore, the Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets are not be recoverable as of December 31, 2009.

The following table provides information regarding the Company’s intangible assets with finite lives (in thousands):

	December 31, 2008				December 31, 2009
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$260	$260	$—	$260	$260	$—
Customer relationships	3	1,500	333	1,167	1,500	833	667
Non-compete agreement	3	400	89	311	400	222	178
Patents	5	750	550	200	750	700	50

Total		$2,910	$1,232	$1,678	$2,910	$2,015	$895

Amortization expense for intangible assets with finite lives was $150,000, $832,000 and $783,000 for the year ended December 31, 2007, 2008 and 2009, respectively.

Estimated amortization expense is expected to be $683,000 in 2010 and $212,000 in 2011. As of December 31, 2009, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the SSD Division acquisition.

Prior to the business combination that occurred during the year ended December 31, 2008, the Company had no goodwill. The following table shows changes in the carrying value of goodwill (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Amount
Balance as of January 1, 2008	$—	$—	$—
Goodwill acquired	2,924	—	2,924
Impairment losses	—	—	—

Balance as of December 31, 2009	$2,924	$—	$2,924

Intangibles and goodwill are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2009, no fair value adjustments were required for non-financial assets or liabilities.

Note 5. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows (in thousands):

December 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$5,107	$—	$—	$5,107
Corporate debt securities with maturities of less than one year	75,299	734	—	76,033
Municipal securities with maturities of less than one year	46,544	227	—	46,771
U.S. government securities with maturities of less than one year	150,723	885	(21)	151,587

Total short-term investments	277,673	1,846	(21)	279,498

Corporate debt securities with maturities between one and two years	98,244	741	(31)	98,954
U.S. government securities with maturities between one and two years	118,539	365	(211)	118,693

Total long-term investments	216,783	1,106	(242)	217,647

	$494,456	$2,952	$(263)	$497,145

December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$18,433	$—	$—	$18,433
Corporate debt securities with maturities of less than one year	145,835	277	(1,778)	144,334
Municipal securities with maturities of less than one year	3,091	6	—	3,097
U.S. government securities with maturities of less than one year	110,872	698	—	111,570

Total short-term investments	278,231	981	(1,778)	277,434

Corporate debt securities with maturities between one and two years	64,709	220	(438)	64,491
Municipal securities with maturities through October 2017	14,603	175	—	14,778
U.S. government securities with maturities between one and two years	86,946	1,391	(6)	88,331

Total long-term investments	166,258	1,786	(444)	167,600

	$444,489	$2,767	$(2,222)	$445,034

Proceeds from the sale of available-for-sale securities for each of the years in the three years ended December 31, 2007, 2008 and 2009, are disclosed separately in the accompanying consolidated statements of cash flows. In each of the three years ended December 31, 2007, 2008 and 2009 there were no gross realized gains or gross realized losses that the Company recognized.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Type of Security:
Short-term instruments	$5,107	$—	$—	$—	$5,107	$—
Corporate debt securities	174,987	(31)	—	—	174,987	(31)
Municipal securities	46,771	—	—	—	46,771	—
U.S. government securities	270,280	(232)	—	—	270,280	(232)

Total investments	$497,145	$(263)	$—	$—	$497,145	$(263)

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s corporate debt securities, long and short term, include debt securities issued pursuant to the Temporary Liquidity Guarantee Program which are U.S. Government securities. In addition, the Company’s municipal securities, long and short term, include pre-refunded municipal bonds that are secured by U.S. Treasury securities. The accumulated unrealized gain (loss) on available-for-sale securities at December 31, 2008 and December 31, 2009 was as follows:

	December 31, 2008	December 31, 2009
	(in thousands)
Accumulated unrealized gain	$545	$2,689

As indicated in Note 1, the Company adopted the provisions of authoritative guidance issued by the FASB on fair value measurements for financial assets and liabilities effective January 1, 2008. This pronouncement clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, it establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

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

As of December 31, 2009	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$5,107	$—	$5,107	$—
Corporate debt securities	174,988	—	172,412	2,576
Municipal securities	46,770	—	46,770	—
U.S. government securities	270,280	—	270,280	—

	$497,145	$—	$494,569	$2,576

As of December 31, 2009, the Company’s investments included $2.6 million of auction rate securities which are classified as long-term investments in marketable securities. Due to uncertainties in the credit markets, the Company has been unable to liquidate its investments in auction rate securities. Based on its analysis of impairment factors, including, but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of December 31, 2009.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2009	$4,248
Total gains or losses (realized or unrealized)	—
Included in earnings	—
Included in comprehensive income	—
Purchases, issuances, and settlements	(1,672)
Transfers in and/or out of Level 3	—

Balance at December 31, 2009	$2,576

Note 6. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2008	2009
	(in thousands)
Land	$11,582	$11,582
Building	20,706	20,732
Building improvements	3,197	4,249
Furniture and fixtures	591	937
Computer and other equipment	6,903	8,443
Purchased software	608	661

	43,587	46,604
Accumulated depreciation	(6,395)	(9,052)

Property and equipment, net	$37,192	$37,552

On October 7, 2005, the Company purchased a 343,000 square foot property consisting of land and three buildings in Pasadena, California including the corporate headquarters of the Company. The acquisition costs accumulated for the buildings not yet placed in service as of December 31, 2008 and December 31, 2009 were approximately $12.0 million and $12.1 million, respectively. Certain portions of the buildings were leased to third parties during the year ended December 31, 2007 and part of the year ended December 31, 2008. Lease payments received, net of related costs, were recorded as other income and were not material to any period presented. The Company did not lease certain portions of the buildings to third parties during the year ended December 31, 2009.

In October 2008, the former corporate headquarters of the Company located in South Pasadena, California was leased to a third party. Lease payments received, net of related costs, are recorded undiscounted as other income and are not material to the year ended December 31, 2008 and 2009. The lease is 15 years with a future rental commitment from its tenant of approximately $11.6 million as of December 31, 2009.

Depreciation expense related to property and equipment was approximately $1.6 million, $2.0 million and $2.7 million during the years ended December 31, 2007, 2008 and 2009, respectively.

Note 7. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 2). As of December 31, 2009, deferred revenue related to the settlement agreements was $30.0 million.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The system was accepted in the fourth quarter of 2008 and $3.7 million of revenue related to this contract was recognized. Deferred revenue related to the contract was $6.8 million as of December 31, 2008 and $4.8 million as of December 31, 2009, respectively. The deferred balance as of December 31, 2009 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 5 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. As of December 31, 2009, the Company has $2.7 million in deferred revenue which represents billing for maintenance services to be rendered over the remaining contract period.

Note 8. Income Taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2007	2008	2009
		(in thousands)
Current:
Federal	$2,418	$27,803	$425
State	—	4,076	1,201
Foreign	453	1,075	780

	2,871	32,954	2,406

Deferred:
Federal	12,439	(7,725)	16,462
State	2,675	(882)	1,274

	15,114	(8,607)	17,736
Interest and penalties	552	592	512

	$18,537	$24,939	$20,654

The components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2008	2009
	(in thousands)
Deferred tax assets:
Deferred revenue	$34,449	$11,333
Research and development credit carryforward	4,300	4,927
Share-based compensation	2,940	1,939
Foreign tax credits	2,233	3,050
State taxes	1,152	887
Accrued Bonus	—	1,343
Accrued Costs	—	1,052
Other	1,105	1,587

Total deferred tax assets	$46,179	$26,118

Deferred tax liabilities:
Inventory	$(4,750)	$(3,615)
Unrealized gain on marketable securities	(212)	(1,022)
Depreciation	(149)	(260)

Total deferred tax liabilities	(5,111)	(4,897)

Net deferred tax assets	$41,068	$21,221

Based on the Company’s historical and anticipated future pre-tax results of operations, management believes it is more likely than not that the Company will realize the benefit of its net deferred tax assets as of December 31, 2009. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The following is a reconciliation of the statutory federal income tax provision calculated based on the federal income tax rate to the Company’s actual tax provision:

	Year ended December 31,
	2007	2008	2009
	(in thousands)
Federal income taxes at the statutory rate	$16,513	$24,542	$18,590
State income taxes, net of federal benefit	1,684	1,705	2,046
Domestic production activities deduction	—	(910)	(183)
Foreign taxes	1,044	861	791
Foreign tax credits	(1,044)	(861)	(791)
Federal research and development credit	(137)	(216)	(400)
Share-based compensation	—	(613)	(91)
Interest and penalty expense	552	592	532
Other	(75)	(161)	160

	$18,537	$24,939	$20,654

As of December 31, 2009, the Company had state research and development tax credit carryforwards of approximately $7.6 million. The state research and development tax credit carryforwards do not expire and are carried forward indefinitely until fully utilized.

Effective January 1, 2007, the Company adopted accounting guidance issued by the which FASB prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)
Gross unrecognized tax benefits as of January 1, 2007	$9,032
Decreases in tax positions for prior years	(5,442)

Gross unrecognized tax benefits as of January 1, 2008	3,590
Decreases in tax positions for prior years	(16)
Increases from tax positions taken in current year	5,365

Gross unrecognized tax benefits as of January 1, 2009	8,939
Decreases in tax positions for prior years	(57)

Gross unrecognized tax benefits as of December 31, 2009	$8,882

Included in the balance of unrecognized tax benefits at December 31, 2008 and December 31, 2009 are $1.5 million of tax benefits that, if recognized, would affect the effective tax rate. The unrecognized tax benefit balance as of December 31, 2008 and 2009 also included approximately $7.4 million for both years related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The Company believes that it is reasonably possible that a decrease of up to $5.4 million in unrecognized tax benefits related to temporary federal tax positions may be necessary within the next 12 months. The liability for unrecognized tax benefits is recorded in income taxes payable and other long-term liabilities in the consolidated balance sheet.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2008 and December 31, 2009, the total amount of accrued income tax-related interest and penalties before tax benefits was $1.5 million and $2.0 million, respectively.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. With few exceptions, the Company is no longer subject to examination for its U.S. Federal and state, foreign and local jurisdictions for years prior to 2004. The Internal Revenue Service completed its examination of the Company’s Federal consolidated tax returns for 2004 and 2005 and issued a “no change” letter. The California Franchise Tax Board completed its examination of the Company’s California tax returns for 2005 and 2006 and issued a “no change” letter.

The Company experienced disqualifying dispositions of incentive stock options during the three years ended December 31, 2009. Disqualifying dispositions result in a tax deduction in the Company’s corporate tax return equal to the intrinsic value of the option at exercise. To the extent the Company recorded share-based compensation expense related to disqualifying dispositions of incentive stock options, the Company recorded the benefit from the disqualifying dispositions as a reduction to the Company’s provision for income taxes. The Company does not recognize any tax benefit to additional paid-in capital for share-based compensation expense that is allowable for income tax purposes that is greater than the expense recorded in the consolidated financial statements as the Company recognizes such benefit when the tax deduction reduces actual taxes payable. During the years ended December 31, 2007, 2008 and 2009, the Company recognized tax benefits of $2.5 million, $5.1 million and $206,000 to additional paid-in capital for the reduction in actual taxes payable. As of December 31, 2009, the Company has state research and development income tax credit carryforwards in the amount of $653,000 as a result of share-based compensation that will be credited to additional paid-in capital when utilized in future periods to reduce income taxes payable.

Note 9. Bank Agreements

The Company has a revolving line of credit with a U.S. bank to provide advances for trade finance transactions and working capital requirements of up to $20 million. Borrowings under the line of credit bear interest at the bank’s reference rate (3.25% at December 31, 2009). The line of credit is secured by Company assets consisting of equipment, inventory and accounts receivable. There were no outstanding borrowings under this line at December 31, 2008 and 2009. Covenants in connection with the agreement impose restrictions and requirements related to, among other things, maintenance of certain insurance requirements, limitations on outside indebtedness, and use of proceeds for business operations. This line of credit was renewed in April 2009 and expires in May 2010.

Note 10. Commitments and Contingencies

Facility Lease

The Company leases certain of its operating facilities under non-cancelable operating leases extending through November 2020. The following are the remaining future minimum rental commitments under the operating leases for each year ending December 31:

(in thousands)
2010	$1,467
2011	1,107
2012	483
2013	491
2014	538
Remaining	2,804

Total future minimum lease payments	$6,890

Rent expense for the years ended December 31, 2007, 2008 and 2009 was approximately $313,000, $557,000 and $1.5 million respectively.

Litigation

During the normal course of business, the Company may be subject to litigation involving various business matters. Management believes that an adverse outcome of any such known matters would not have a material adverse impact on the Company.

Note 11. Accounting for Share-Based Compensation and Employee Benefit Plans

Share-based compensation expense included in the Company’s results of operations was as follows:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Cost of product revenues	$332	$470	$488
Cost of maintenance and services revenues	320	576	625
Research and development expenses	350	937	939
Selling and marketing expenses	919	912	840
General and administrative expenses	804	801	685

	$2,725	$3,696	$3,577

The Company recognized income tax benefits relating to the stock based compensation in the table above of approximately $765,000, $1.3 million and $1.4 million for the years ended December 31, 2007, 2008 and 2009, respectively. The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested equity share units and other share-based instruments to employees and directors.

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

2004 Equity Incentive Plan

In May 2004, the Company’s Board of Directors and stockholders approved the 2004 Equity Incentive Plan (the “Equity Plan”). A total of 16,000,000 shares of common stock are initially authorized and reserved for issuance under the Equity Plan for incentives such as stock options, stock appreciation rights, nonvested share awards, nonvested share units, performance shares, performance units and deferred stock awards. The actual number of awards which may be granted under the Equity Plan shall be reduced, at all times, by the number of stock options outstanding under the 2000 Stock Option Plan. The number of shares reserved for issuance under the Equity Plan is subject to an annual increase on January 1 of each year beginning in 2005 equal to the lesser of (a) 1.5% of the outstanding shares on the immediately preceding December 31, (b) 750,000 shares or (c) a lesser amount as determined by the Board. The terms of equity incentives granted under these option plans are determined at the time of grant. Stock options generally vest 25% at the completion of the first year and quarterly thereafter over the remaining three-year period, and in any case the option price may not be less than the fair market value per share on the date of grant. Nonvested equity share units awards generally vest 25% on each anniversary of the grant date during the four year vesting period.

Stock Options

The fair values of each award granted under the Company’s stock option plans were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2007	2008	2009
Volatility	46%	46%	46%
Risk-free interest rate	4.48%	2.98%	2.00%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	6.1	6.1	6.1

The weighted average estimated fair value of options granted was as follows:

	Year Ended December 31,
	2007	2008	2009
Weighted average fair value	$6.56	$4.86	$4.69

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of options granted is amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted is calculated using the “simplified method”, which utilizes the weighted average expected life of each tranche of stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration in accordance with authoritative accounting guidance. Management estimates the volatility of the common stock at the date of grant based on the implied volatility of publicly traded options on the common stock. The decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and management’s belief that implied volatility is more representative of future stock price trends than historical volatility. The Company bases the risk-free interest rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. The Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

Options granted during the three years ended December 31, 2009 were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. A combined summary of the status of stock options granted under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during three years ended as of December 31, 2009 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2008	1,433,415	$8.16
Granted	12,000	$10.13
Exercised	(172,327)	$1.81
Canceled or forfeited	(68,662)	$13.89

Outstanding at December 31, 2009	1,204,426	$8.77	5.2	$5,134

Exercisable at December 31, 2009	1,084,261	$8.33	4.9	$5,127

Vested and expected to vest	1,188,805	$8.88	5.2	$5,134

A total of 2,349,410 options remain available for grant under the Company’s equity incentive plans at December 31, 2009. The following tables further describe stock options outstanding at December 31, 2009.

The Company defines in-the-money options at December 31, 2009 as options that had exercise prices that were lower than the $10.39 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 714,126 shares that were in-the-money at that date. There were 691,626 in-the-money options exercisable at December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2008 was approximately $5.6 million, $8.2 million and $1.6 million respectively, determined as of the date of exercise. As of December 31, 2009, there was approximately $0.7 million of total unrecognized compensation cost related to the unvested options that is expected to be recognized over a weighted-average period of 1.1 years.

Upon the exercise of a stock option award, shares of common stock are issued from authorized but unissued shares.

Nonvested equity share units

Beginning in 2007, the Compensation Committee of the Board of Directors has issued awards of nonvested equity share units to certain of the Company’s, directors, employees and executive officers under the Company’s 2004 Equity Incentive Plan. These awards entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested equity share unit awards are valued based on the closing market price on the date of award. Nonvested equity share unit compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

A summary of nonvested equity share unit activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested equity share units outstanding at December 31, 2008	941,975	$11.28	$12,783
Granted	81,400	10.99
Vested	(293,638)	9.51
Cancelled or forfeited	(9,600)	10.88

Nonvested equity share units outstanding at December 31, 2009	720,137	$11.98	$8,624

Expected to vest	626,519	$10.39	$6,509

The Company recorded $110,000, $2.8 million and $3.5 million in compensation cost on outstanding nonvested equity share units during the years ended December 31, 2007, 2008 and 2009. As of December 31, 2009, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested equity share unit-based compensation that is expected to be recognized over a weighted-average period of 3.8 years.

Upon the issuance of shares upon the vesting of a nonvested equity share unit, shares of common stock are issued from authorized but unissued shares.

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to the established allowable limit under Internal Revenue guidelines. The basic maximum allowable amount was $16,500 of an employee’s pay in 2009. All employees age 18 or older with three months of service are eligible for participation. After one year of service, the Company contributes 3% of total compensation, which is also subject to annual limits, and may, at its discretion, make additional contributions. The Company’s contribution related expense was $360,000, $463,000 and $521,000 during the years ended December 31, 2007, 2008 and 2009 respectively.

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

Acting pursuant to the Repurchase Program and New Repurchase Program the Company repurchased a total of 6,408,346 shares during 2007, 2008 and 2009 at an aggregate cost of $62.2 million. The shares were purchased in the open market using the Company’s cash resources. The authorized amount remaining available for share repurchase as of December 31, 2009 is $97.9 million. The share repurchase program may be suspended or discontinued at any time without prior notice. Shares repurchased under the share repurchase program are canceled and deemed authorized but unissued shares. During the year ended December 31, 2009, the Company canceled 6,748,346 treasury shares that were originally repurchased for a total of $66.5 million. The Company recorded the cancellation of these treasury shares as a decrease of $51.4 million to “additional paid in capital” and a decrease of $15.1 million to “retained earnings” in the consolidated balance sheets. There were no treasury shares canceled during the years ended December 31, 2008 and 2007.

Note 13. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Year Ended December 31, 2007
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$65,967	$4,579	$613	$9,413	$80,572
Maintenance and services revenues	21,700	2,405	870	247	25,222

Total	$87,667	$6,984	$1,483	$9,660	$105,794

	Year Ended December 31, 2008
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$77,946	$4,418	$505	$7,892	$90,761
Maintenance and services revenues	29,712	2,182	880	2,146	34,920

Total	$107,658	$6,600	$1,385	$10,038	$125,681

	Year Ended December 31, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$72,135	$7,246	$5,131	$	$84,512
Maintenance and services revenues	36,291	3,699	998	4,083	45,071

Total	$108,426	$10,945	$6,129	$4,083	$129,583

Revenues from external customers in the United States were $61.2 million, $102.6 million and $103.8 million for the years ended December 31, 2007, 2008 and 2009 respectively. Included in Americas in the table above is $14.0 million of revenue attributed to a customer in Venezuela for the year ended December 31, 2007.

At December 31, 2008 and 2009, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31,
	2008	2009
Property and equipment, net of accumulated depreciation in the United States	$34,281	$34,926
Property and equipment, net of accumulated depreciation in other countries	2,911	2,626

	$37,192	$37,552

Intangible assets, net of accumulated amortization in the United States	$4,602	$3,818

Note 14. Unaudited Quarterly Information

In the opinion of management, the following selected unaudited quarterly data has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods presented (in thousands).

	Mar. 31 2009	Jun. 30 2009	Sep. 30 2009	Dec. 31 2009
Total revenues	$31,034	$31,771	$28,868	$37,910
Total cost of revenues	9,814	11,459	13,506	14,123
Gross profit	21,220	20,312	15,362	23,787
Operating expenses	9,902	9,566	9,460	9,666
Net income	8,950	8,487	5,660	9,363
Earnings per share:
Diluted	$0.10	$0.09	$0.06	$0.10
Basic	0.10	0.09	0.06	0.10

	Mar. 31 2008	Jun. 30 2008	Sep. 30 2008	Dec. 31 2008
Total revenues	$24,631	$26,041	$35,032	$39,977
Total cost of revenues	7,542	9,351	10,496	17,092
Gross profit	17,089	16,690	24,536	22,885
Operating expenses	(1,195)	9,037	9,808	10,482
Net income	14,428	7,210	12,034	11,508
Earnings per share:
Diluted	$0.16	$0.08	$0.13	$0.13
Basic	0.16	0.08	0.13	0.13

SCHEDULE II

COGENT, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses [1]	Deductions and other Adjustments	Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$692,000	$(164,000)	$(51,000)	$477,000

Year ended December 31, 2008:
Allowance for doubtful accounts	$477,000	$594,000	$(411,000)	$660,000

Year ended December 31, 2009:
Allowance for doubtful accounts	$660,000	$675,000	$(120,000)	$1,215,000

[1]	Represents the charges to the allowance for doubtful accounts, net of recoveries.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2010

Cogent, Inc.

By	/S/ MING HSIEH
Ming Hsieh President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MING HSIEH Ming Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/S/ PAUL KIM Paul Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/S/ JOHN BOLGER John Bolger	Director	March 12, 2010

/S/ JOHN P. STENBIT John P. Stenbit	Director	March 12, 2010

/S/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 12, 2010