Form 10-K/A
period 2009-12-31
Cogent, Inc.
filed 2010-04-29
CIK 1289434

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 (the last trading day in the second fiscal quarter of 2009) as reported on the NASDAQ Global Select Market was $501,079,830.*

As of April 1, 2010, there were 89,575,852 shares of the registrant’s Common Stock outstanding.

*	Excludes shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the shares outstanding at June 30, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides the name, age, position(s) and a brief account of the business experience of each of our directors and executive officers as of April 1, 2010:

Name	Age	Position(s)
Ming Hsieh	54	President, Chief Executive Officer and Chairman of the Board of Directors
Paul Kim	42	Chief Financial Officer
Michael Hollowich	63	Executive Vice President, Operations
James Jasinski	60	Executive Vice President, Federal and State Systems
John Bolger (1)	63	Director
John P. Stenbit (1)	69	Director
Kenneth R. Thornton (1)	68	Director

(1)	Member of audit, compensation and nominating and corporate governance committees of the board of directors.

Ming Hsieh has served as our Chief Executive Officer, President and Chairman of the Board of Directors since founding Cogent in 1990. Mr. Hsieh is the principal architect of our AFIS solutions and brings to our board critical relationships with key customers and leadership that is central to our business. Mr. Hsieh is responsible for our executive management and his responsibilities include long-range planning and corporate growth, as well as developing and implementing company policies, procedures and philosophy. Prior to founding Cogent, Mr. Hsieh founded and was Vice President of AMAX Technology from 1987 to 1990. Prior to that, Mr. Hsieh was a research and development engineer at International Rectifier from 1985 to 1987. Mr. Hsieh received a B.S.E.E. from University of Southern California in 1983 and an M.S.E.E. from University of Southern California in 1984.

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

James Jasinski joined Cogent in May 2002. He currently serves as Executive Vice President, Federal and State Systems. Mr. Jasinski is responsible for support of existing clients at the federal and state levels, development of new business opportunities, and establishment of new project offices as needed for the management of new contracts. He also manages our Reston, Virginia and Ohio offices. Prior to joining us, Mr. Jasinski was a Vice President for DynCorp Systems and Solutions from December 2000 to May 2002. From May 1978 through December 2000, Mr. Jasinski worked at the Federal Bureau of Investigation. Mr. Jasinski received a JD from Union University, Albany Law School in 1976 and a B.A. from State University of New York at Buffalo in 1973.

John Bolger has served as a director since March 2004, and brings to our board formal accounting and financial training and expertise, as well as extensive public company board and senior management experience. Mr. Bolger is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems. Mr. Bolger is currently a private investor and has served as a director of Mattson Technology, Inc., a public company, since 2006. Mr. Bolger previously served as a director of Wind River Systems, Inc., Mission West Properties, Inc., Micromuse, Inc., Integrated Device Technology, Inc., and Sanmina-SCI Corporation, all of which were public companies. Mr. Bolger received a B.A. from the University of Massachusetts in 1969 and an M.B.A. from Harvard University in 1971. He is a Certified Public Accountant.

John P. Stenbit has served as a director since April 2004, and brings to our board significant experience working in the U.S. federal government, which is our most important market. We also benefit from his extensive experience working with large government contractors who are our partners and competitors. Mr. Stenbit participated as a member of Secretary Rumsfeld’s staff in conjunction with the transformation of the entire Department of Defense during his two terms of service from September 1973 to April 1977. Mr. Stenbit served as the Assistant Secretary of Defense Networks and Information Integration (NII), previously known as Command, Control, Communications, and Intelligence (C3I), at the Pentagon from August 2001 to March 2004. Mr. Stenbit also worked at TRW, Inc. from September 1968 to August 1973, and from May 1977 to April 2001, most recently as an executive vice president. Mr. Stenbit has chaired advisory committees for the Administrator of the Federal Aviation Administration, as well as served as a member of advisory committees on information security, strategic systems, telecommunications, submarines, and future warfare defense communications. Mr. Stenbit has served as a director of Viasat, Inc. since 2004 and Loral Space & Communications since 2006, both of which are public companies. Mr. Stenbit previously served as a director of SMA, Inc. and SI International, Inc., both of which were public companies. Mr. Stenbit also serves as a director of Defense Group, Inc. and Mitre Corp. Mr. Stenbit received a B.S in 1961 and an M.S. in 1962 from the California Institute of Technology and attended the Technische Hogeschool in the Netherlands from 1962 to 1963 and 1965 to 1967.

Kenneth R. Thornton has served as a director since June 2004, and brings to our board significant experience in marketing technology and services to governments and government agencies. Mr. Thornton worked for International Business Machines (IBM) from November 1967 until April 2001 when he retired as General Manager Worldwide Public Sector. Mr. Thornton has served as a director of CyberSource Corporation, a public company, since April 2001, Hire Networks Corporation since November 2001 and Base Technologies since March, 2009. Mr. Thornton received his B.S. from Barton College in 1964.

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

Compensation Committee. The compensation committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers and directors, administers our equity incentive and employee benefits plans, and reviews general policy relating to compensation and benefits. The members of our compensation committee are John Bolger, John P. Stenbit and Kenneth R. Thornton. The compensation committee acts pursuant to a written charter.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to all of our employees, officers and directors. Any amendments to or waivers of the Code of Ethics will be promptly posted on our website or disclosed in a report on Form 8-K.

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

In order to achieve these objectives, we maintain an executive compensation program with the following elements: base salary, annual cash bonus awards, long-term equity incentives in the form of stock options and restricted stock units, other benefits and perquisites (consisting of life and health insurance benefits and a qualified 401(k) savings plan), post-termination severance and acceleration of stock option and restricted stock unit vesting for certain named executive officers upon termination and/or a change in control.

We generally view the components of our compensation program as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components.

Our compensation committee performs at least annually a review of our compensation program to determine whether we are achieving our objectives. During these reviews our compensation committee takes into account our goal of maintaining internal pay equity, third party compensation surveys and other considerations we deem relevant, such as rewarding extraordinary performance. Also, in February 2009 we retained a compensation consulting firm to assist our compensation committee in evaluating our compensation practices.

Unique Ownership

When determining compensation for our Chief Executive Officer, our compensation committee gives significant consideration to the distinct nature of our ownership, which has existed since prior to our initial public offering in 2004 (the “IPO”) and continues today. Specifically, Mr. Hsieh, our Chief Executive Officer, was our sole stockholder prior to our IPO, continues to hold a significant amount of our common stock and has received substantial liquidity through sales of shares of our common stock since our IPO.

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

Base Compensation

We provide our named executive officers and other executives with base salaries that we believe enable us to reward individual performance and contribution to our overall business goals and to hire and retain individuals in a competitive environment. We review base salaries for our named executive officers annually, and changes are generally based on our performance, individual performance and our view of internal pay equity. We also take into account publicly available information about the base compensation that is payable by companies that we believe to be our competitors and by other public companies with whom we believe we generally compete for executives. The base salary of our Chief Executive Officer, Mr. Hsieh, is reviewed and recommended by our compensation committee, whose members are all of our independent directors.

In February 2009 the compensation committee reviewed the salaries of our named executive officers and made the following determinations:

Mr. Hsieh. In reviewing Mr. Hsieh’s base salary for 2009, the committee focused on our results of operations for 2008, Mr. Hsieh’s continued significant ownership of our company, the liquidity Mr. Hsieh has received through sales of our common stock since our IPO and our view of internal pay equity. Based on these factors, our compensation committee determined that only a modest increase in Mr. Hsieh’s base salary was appropriate at that time.

Mr. Kim. In reviewing Mr. Kim’s base salary for 2009, the compensation committee focused on the recommendation of our Chief Executive Officer and our goal of maintaining internal pay equity. Based on these factors, as well as the compensation committee’s view that Mr. Kim’s base salary was at a level consistent with that of chief financial officers of the companies with whom we compete for executives, our compensation committee determined that only a modest increase in Mr. Kim’s base salary was appropriate at that time.

Messrs. Hollowich and Jasinski. In reviewing the base salaries of Messrs. Hollowich and Jasinski for 2009, the committee focused on the recommendations of our Chief Executive Officer, our goal of maintaining internal pay equity and the liquidity these executive officers had received through sales of shares of our common stock since our IPO. Based on these factors, our compensation committee determined that only modest increases in the base salaries of Messrs. Hollowich and Jasinski were appropriate at that time.

Annual Cash Bonus Awards

We believe a cash-based incentive compensation program is important in order to focus our management on, and reward our executives for, achieving key company and personal objectives. In February 2009, our compensation committee adopted a formal annual cash bonus plan. Under the terms of the bonus plan, the compensation committee establishes performance objectives and annual target bonus amounts for each executive officer. In determining the appropriate level of bonus for each officer the compensation committee considers the recommendation of our Chief Executive Officer (for all named executive officers other than himself), information provided through independent, third-party surveys and other information collected from public sources for similar positions at peer companies, our goal of maintaining internal pay equity, and relative base salary and bonus amounts for each individual.

2009 Bonus Plan

In the first quarter of 2009, the compensation committee worked with senior management to establish the bonus amounts and performance objectives under the bonus plan. For fiscal 2009, each executive officer was eligible to receive a bonus that ranged from 2% to 70% of the individual’s base salary. As described in greater detail below, the performance objectives consisted of company objectives and individual objectives. For each performance objective the committee assigned a relative weighting to provide guidelines for setting actual cash payouts for each executive officer based on a percentage of the individual’s base salary.

The compensation committee retained wide discretion to interpret the terms of the bonus plan, including interpreting and determining whether the performance objectives had been met and the amount of cash bonus that may be paid pursuant to the bonus plan.

For the 2009 bonus plan, our company objectives consisted of achieving $130.0 million in revenue and $42.6 million in adjusted operating income for 2009, expanding our customer base and winning contracts with large customers. Importantly, the compensation committee determined that we had to achieve at least 80% of the revenue and adjusted operating income targets in order for our named executive officers to receive any pay-outs under the 2009 bonus plan. Adjusted operating income is a non-GAAP financial measure we calculated for 2009 by excluding from operating expenses any stock based compensation expense. For 2009 we achieved $129.6 million in revenue and $45.7 million in adjusted operating income, or 99.7% of our revenue target and 107.3% of our adjusted operating income target.

The following is a discussion of the personal objectives under the 2009 bonus plan for each of our named executive officers, as well as a discussion of the determinations our compensation committee made with respect to pay-outs to our named executive officers under the 2009 bonus plan.

Mr. Hsieh. For the 2009 bonus plan, Mr. Hsieh’s personal performance objectives were closely tied to our company objectives. Specifically, his personal objectives consisted of (i) growing our business to at least $130 million in revenue, and (ii) advancing strategic alternatives that fuel our growth or bring value to our company. These objectives received equal weighting. After considering our performance against the company objectives and Mr. Hsieh’s performance against his personal objectives, our compensation committee determined that Mr. Hsieh should receive a bonus under the 2009 bonus plan of $100,000.

Mr. Kim. For the 2009 bonus plan, Mr. Kim’s personal performance objectives consisted of (i) continuing to build a public infrastructure for the company, including Sarbanes-Oxley compliance, (ii) successfully managing our investor relations program, (iii) supporting our vice presidents, (iv) controlling corporate costs, (v) assisting our Chief Executive Officer in evaluating strategic alternatives that fuel our growth or bring value to our company, and (vi) helping manage the risks associated with being a public company. The committee assigned the greatest weight to objective (v), followed by objectives (i) and (ii), which were assigned equal weighting, and objectives (iii), (iv) and (vi). After considering our performance against the company objectives and Mr. Kim’s performance against his personal objectives, our compensation committee determined that Mr. Kim should receive a bonus under the 2009 bonus plan of $60,000.

Mr. Hollowich. For the 2009 bonus plan, Mr. Hollowich’s personal performance objectives consisted of (i) supervising our efforts to win contracts with large customers, (ii) supervising our efforts to win contracts with state and local governments, and (iii) helping us expand into foreign jurisdictions. The committee assigned the greatest weight to objective (i), followed by objectives (ii) and (iii). After considering our performance against the company objectives and Mr. Hollowich’s performance against his personal objectives, our compensation committee determined that Mr. Hollowich should receive a bonus under the 2009 bonus plan of $100,000.

Mr. Jasinski. For the 2009 bonus plan, Mr. Jasinski’s personal performance objective consisted of supervising our efforts to win contracts with large customers. After considering our performance against the company objectives and Mr. Jasinski’s performance against his personal objective, our compensation committee determined that Mr. Jasinski should receive a bonus under the 2009 bonus plan of $80,000.

2009 Discretionary Bonuses

The compensation committee may also award discretionary bonuses based on our achievements and the individual’s contributions to those achievements. Based on the contributions Mr. Hollowich made in advancing our projects in the United Kingdom in 2009, the compensation committee awarded him a discretionary bonus of $40,000 in April 2009.

Equity Compensation

We believe that equity ownership by our executive officers provides important incentives to build stockholder value and align the interests of executive officers with those of our stockholders. The compensation committee develops its equity award determinations based on its judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by reviewing the equity compensation practices of companies we believe to be our competitors and by other public companies with whom we believe we generally compete for executives, as well as on our view of internal pay equity. We do not have any stock ownership guidelines for our executive officers.

We grant equity compensation to our executive officers and other employees under our Amended and Restated 2004 Equity Incentive Plan, or the 2004 Plan. On January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB ASC Topic 718.

Prior Equity Grants

We granted substantial equity awards, in the form of stock options, to our named executive officers (other than our Chief Executive Officer) prior to our IPO, and these awards fully vested in 2008. In 2007 we issued restricted stock units to our named executive officers (other than our Chief Executive Officer) in order to reward them for their performance and to further incentivize them to stay with us for longer periods of time. In addition, in 2008 the compensation committee awarded Mr. Jasinski a one-time grant of restricted stock units as a bonus for his contributions to our business. Generally, 25% of the units subject to these grants vest on each anniversary of the grant date, with the result that 100% of the units subject to these grants will be fully vested on the fourth anniversary of the grant date. If the employment of a named executive officer terminates prior to the vesting of some or all of the units, then the unvested units will be forfeited back to us; provided that Mr. Kim is entitled to acceleration of vesting in the event of a change in control of our company.

The compensation committee determined that the objectives of our compensation program were met without granting additional equity awards to our named executive officers in 2009. This determination was largely based on the liquidity resulting from the sale of shares obtained by exercising the pre-IPO stock options and the continued vesting of the 2007 restricted stock unit awards. Further, as previously discussed, our Chief Executive Officer was our sole stockholder prior to our IPO and continues to control a significant amount of our outstanding capital stock. In light of these circumstances, our compensation committee determined that it was not necessary to grant equity awards to Mr. Hsieh in order to fulfill the objectives of our executive compensation program.

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

Change in Control and Severance Benefits

Pursuant to the employment agreement entered in connection with his hiring in January 2004, as well as the agreement governing restricted stock units issued in 2007, we provide the opportunity for our Chief Financial Officer to receive additional compensation and benefits in the event of severance or change in control. Our severance and change in control provisions for our Chief Financial Officer are summarized below in “— Employment Agreements” and “— Potential Payments Upon Termination or Change in Control.” Our compensation committee believes that Mr. Kim’s interests are best aligned with the interests of our stockholders, and we will be better able to retain his services, if he has the benefit of severance and change in control arrangements.

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

2010 Compensation Decisions

In February 2010, our compensation committee approved the following annual base salaries for our named executive officers: (i) $306,000 for Mr. Hsieh, (ii) $274,000 for Mr. Kim, and (iii) $216,000 for each of Messrs.

Hollowich and Jasinski. The committee also approved a 2010 cash-based incentive bonus program, pursuant to which each named executive may, based upon the achievement of company and individual performance objectives, receive a bonus that ranges from 2% to 70% of an individual’s base salary.

In addition, in February 2010 our Compensation Committee approved grants of 40,000 restricted stock units to Mr. Kim, 16,000 restricted stock units to Mr. Hollowich and 16,000 restricted stock units to Mr. Jasinski. Such grants will be made effective as of May 15, 2010.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards (1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Ming Hsieh,	2009	$300,000	$—	$—	$—	$100,000	$24,696	(3)	$424,696
Chief Executive Officer	2008	287,000	—	—	—	100,000	19,623		406,623
	2007	273,000	—	—	—	—	19,613		292,613

Paul Kim,	2009	268,000	—	—	—	60,000	17,275	(4)	345,275
Chief Financial Officer	2008	262,500	—	—	—	60,000	9,474		331,974
	2007	245,333	—	1,160,000	—	45,000	8,276		1,458,609

Michael Hollowich,	2009	211,000	40,000	—	—	100,000	18,569	(5)	369,569
Executive Vice President, Operations	2008	206,167	—	—	—	60,000	17,046		283,213
	2007	196,500	—	174,000	—	40,000	18,116		428,616

James Jasinski,	2009	211,000	—	—	—	80,000	21,461	(6)	312,461
Executive Vice President, Federal and State Systems	2008	203,667	150,000	133,500	—	100,000	21,583		608,750
	2007	194,950	60,000	174,000	—	40,000	20,770		489,720

(1)	The amounts shown in these columns represent the grant date fair value of restricted stock units and options computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions we used with respect to the valuation of stock and option awards are set forth in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(2)	The amounts in this column reflect the cash awards paid pursuant to our annual cash bonus plan.
(3)	Consists of (i) $9,430 of contributions made by us to our 401(k) plan on behalf of Mr. Hsieh, (ii) accrued vacation payout of $14,350 and (iii) $916 of life insurance premiums paid on behalf of Mr. Hsieh.
(4)	Consists of (i) $8,282 of contributions made by us to our 401(k) plan on behalf of Mr. Kim, (ii) accrued vacation payout of $8,077 and (iii) $916 of life insurance premiums paid on behalf of Mr. Kim.
(5)	Includes (i) $11,323 we paid to Mr. Hollowich in lieu of a health insurance contribution, (ii) $6,330 of contributions made by us to our 401(k) plan on behalf of Mr. Hollowich and (iii) $916 of life insurance premiums paid on behalf of Mr. Hollowich.
(6)	Includes (i) $5,987 we paid to Mr. Jasinski in lieu of a health insurance contribution, (ii) $5,800 of contributions made by us to our 401(k) plan on behalf of Mr. Jasinski, (iii) accrued vacation payout of $8,758 and (iii) $916 of life insurance premiums paid on behalf of Mr. Jasinski.

Grants of Plan-Based Awards in 2009

The following table provides information with regard to potential cash bonuses paid or payable in 2009 under our performance-based, non-equity incentive plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Maximum ($)
Ming Hsieh	$6,000	$210,000
Paul Kim	5,000	188,000
Michael Hollowich	4,000	148,000
James Jasinski	4,000	148,000

(1)	Amounts shown in these columns are the estimated possible payouts under the 2009 bonus plan based on certain assumptions about the achievement of company and individual performance objectives. The actual amounts paid pursuant to the 2009 bonus plan are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.” The company and individual performance objectives under the 2009 bonus plan, as well the compensation committee’s pay-out determinations for the 2009 bonus plan, are detailed above under “Compensation Discussion and Analysis — Annual Cash Bonus Awards — 2009 Bonus Plan.”

Outstanding Equity Awards at December 31, 2009

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2009, as well as the number of outstanding unvested restricted stock units held by our named executive officers as of December 31, 2009.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Ming Hsieh	—	—	$—	—	—		$—

Paul Kim	—	—	—	—	50,000	(1)	519,500

Michael Hollowich	—	—	—	—	7,500	(1)	77,925
	2	—	0.60		—		—
	4,570	—	1.00		—		—
	30,845	—	4.50		—		—
	21,336	—	4.50		—		—

James Jasinski	—	—	—	—	18,750	(1)	194,813
	10,000	—	0.60		—		—
	40,000	—	0.75		—		—
	40,000	—	1.00		—		—
	45,583	—	4.50		—		—
	34,417	—	4.50		—		—

(1)	These units were granted pursuant to our 2004 Plan. 25% of the units subject to these grants vest on each anniversary of the grant date, with the result that 100% of the units subject to these grants will be fully vested on the fourth anniversary of the grant date. If the employment of a named executive officer terminates prior to the vesting of some or all of the units, then the unvested units will be forfeited back to us; provided that Mr. Kim is entitled to acceleration of vesting in the event of a change in control of our company.
(2)	Determined by multiplying the number of shares by $10.39, the closing price for our common stock on the Nasdaq Global Select Market on December 31, 2009.

Option Exercises and Stock Vested

The following table provides information regarding (i) exercises of stock options by each of our named executive officers during 2009 and (ii) restricted stock units held by our named executive officers that vested in 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Ming Hsieh	—	$—	—	$—
Paul Kim	—	—	25,000	216,250
Michael Hollowich	15,660	103,201	3,750	32,438
James Jasinski	20,000	115,659	7,500	68,875

(1)	Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.
(2)	Determined by multiplying the number of shares acquired on vesting by $8.65, the closing price for our common stock on the Nasdaq Global Select Market on November 27, 2009.

Employment Agreements

Employment Agreement with Paul Kim

We entered into an employment agreement with Paul Kim, our Chief Financial Officer, on January 5, 2004. The employment agreement provides for an initial annual base salary of $208,000 and a one-time initial bonus of $20,000. Pursuant to the employment agreement Mr. Kim is also eligible to receive an annual incentive bonus at the discretion of our compensation committee. Compensation for Mr. Kim is subject to normal periodic review by our compensation committee. Mr. Kim’s current annual base salary, as approved by our board of directors, is $274,000 and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Kim is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Kim’s employment agreement also provides that he is eligible to participate in our stock incentive plan. In November 2007 Mr. Kim was granted 100,000 restricted stock units. 25% of the units vest on each anniversary of the grant date, with the result that 100% of the units will be fully vested on the fourth anniversary of the grant date. In the event of a change of control, all unvested units will immediately vest.

In February 2010, our Compensation Committee approved a grant of 40,000 restricted stock units to Mr. Kim. Such grant will be made effective as of May 15, 2010. We expect that 25% of the units will vest on each anniversary of the grant date, with the result that 100% of the units will be fully vested on the fourth anniversary of the grant date. In addition, we expect that in the event of a change of control, all unvested units will immediately vest.

Mr. Kim’s employment may be terminated at any time, with or without cause, by Mr. Kim or by us. If Mr. Kim terminates his employment as the result of a Status Event, we will provide payment of salary for the three months following the termination of employment. In addition, Mr. Kim is eligible for severance pay of up to one year of his annual salary if he terminates his employment following a Change in Control. For purposes of Mr. Kim’s employment agreement, (i) “Status Event” means our failure to elect and maintain Mr. Kim as our Chief Financial Officer, and (ii) “Change in Control” has the definition set forth below under “— Potential Payments Upon Termination or Change in Control.”

For 2009, Mr. Kim’s base salary constituted 77.6% of his total compensation.

Employment Agreement with Michael Hollowich

We entered into an employment agreement with Michael Hollowich, our Executive Vice President, Operations, in February 2001. The employment agreement provides for an initial base salary of $150,000 per year. Compensation for Mr. Hollowich is subject to normal periodic review by our compensation committee. Mr. Hollowich’s current annual base salary, as approved by the board of directors, is $216,000, and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Hollowich is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Hollowich’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Hollowich or us. The employment agreement states that Mr. Hollowich’s employment is of no set duration.

In November 2007, Mr. Hollowich was granted 15,000 restricted stock units. 25% of the units vest on each anniversary of the grant date, with the result that 100% of the units will be fully vested on the fourth anniversary of the grant date.

In February 2010, our Compensation Committee approved a grant of 16,000 restricted stock units to Mr. Hollowich. Such grant will be made effective as of May 15, 2010. We expect that 25% of the units will vest on each anniversary of the grant date, with the result that 100% of the units will be fully vested on the fourth anniversary of the grant date.

For 2009, Mr. Hollowich’s base salary constituted 57.1% of his total compensation.

Employment Agreement with James J. Jasinski

We entered into an employment agreement with James J. Jasinski, our Executive Vice President, Federal and State Systems, in May 2002. The employment agreement provides for an initial base salary of $160,000 per year and a one-time sign-on bonus of $10,000. Compensation for Mr. Jasinski is subject to normal periodic review by our compensation committee. Mr. Jasinski’s current annual base salary, as approved by the board of directors, is $216,000 and he is currently eligible to receive an annual bonus of from 2% to 70% of his annual base salary. Mr. Jasinski is eligible to participate in any and all plans providing general benefits to our employees, subject to the provisions, rules and regulations applicable to each such plan.

Mr. Jasinski’s employment may be terminated at any time, with or without cause and with or without notice, by Mr. Jasinski or us. The employment agreement states that Mr. Jasinski’s employment is of no set duration.

In November 2007, Mr. Jasinski was granted 15,000 restricted stock units. 25% of the units vest on each anniversary of the grant date, with the result that 100% of the units will be fully vested on the fourth anniversary of the grant date.

In November 2008, Mr. Jasinski was granted 15,000 restricted stock units. 25% of the units vest on each anniversary of the grant date, with the result that 100% of the units will be fully vested on the fourth anniversary of the grant date.

In February 2010, our Compensation Committee approved a grant of 16,000 restricted stock units to Mr. Jasinski. Such grant will be made effective as of May 15, 2010. We expect that 25% of the units will vest on each anniversary of the grant date, with the result that 100% of the units will be fully vested on the fourth anniversary of the grant date.

For 2009, Mr. Jasinski’s base salary constituted 67.5% of his total compensation.

Potential Payments Upon Termination or Change in Control

Assuming a change in control occurred on December 31, 2009 and Mr. Kim’s employment was terminated, he would have been entitled to change in control benefits totaling an aggregate of $787,500. These benefits are detailed below. The compensation committee believes it is important to provide these benefits in order to retain the services of Mr. Kim.

Pursuant to the employment agreement of Mr. Kim, if he terminates his employment following a “Control Event” we are required to provide continued payment of Mr. Kim’s base salary for the twelve months following the termination of employment. Assuming Mr. Kim terminated his employment as of December 31, 2009 following a Control Event, Mr. Kim would be entitled to be paid $268,000 over the twelve month period following such termination in accordance with our regular payroll practices.

Mr. Kim holds restricted stock units that would immediately vest in the event of a “Change in Control.” Assuming a Change in Control occurred on December 31, 2009, Mr. Kim would be entitled to accelerated vesting of 50,000 restricted stock units with a value of $519,500, based on the $10.39 closing price of our common stock on the Nasdaq Global Select Market on December 31, 2009.

For purposes of Mr. Kim’s employment agreement, a “Control Event” is (a) a sale of substantially all of our assets to a natural person not currently affiliated, directly or indirectly, with us or to an entity in which at least 50% of the voting power is held by a person or persons who are not shareholders of us immediately prior to the consummation of such transaction (such natural person or entity, a “Non-Affiliate”), (b) a sale or transfer, by us or any of our shareholders, to a Non-Affiliate of shares of capital stock or other securities having at least 50% of our voting power following such sale, or (c) a consolidation, merger or other reorganization involving us in which the surviving corporation, whether or not us, is a Non-Affiliate, in each case in a single transaction or a series of related transactions, other than a public offering of such capital stock pursuant to a registration statement declared effective by the Securities and Exchange Commission.

For purposes of Mr. Kim’s restricted stock unit agreement, “Change in Control” means the occurrence of any of the following: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of stock of the Company representing more than fifty percent (50%) of the total combined voting power of our then-outstanding voting stock; or (ii) a transaction or series of related transactions in which the stockholders of the Company immediately before the transaction(s) do not retain immediately after the transaction(s) direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of our outstanding voting securities or the entity to which our assets were transferred, as the case may be; or (iii) our liquidation or dissolution.

Director Compensation

The following table summarizes compensation that our directors (other than directors who are named executive officers) earned during 2009 for services as members of our board of directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)		Total ($)
John Bolger (1)	$55,500	$43,640	(2)	$99,140
John P. Stenbit (3)	50,000	43,640	(4)	93,640
Kenneth R. Thornton (5)	52,500	43,640	(6)	96,140

(1)	At December 31, 2009, Mr. Bolger held (i) 40,000 options to purchase shares of our common stock and (ii) 4,000 restricted stock units.
(2)

Mr. Bolger was granted 4,000 restricted stock units on August 15, 2009. The dollar amount in this column represents the grant date fair value of such grant computed in accordance with FASB ASC Topic 718. The assumptions we used with respect to the valuation of equity grants are set forth in Note 11 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
(3)	At December 31, 2009, Mr. Stenbit held (i) options to purchase 80,000 shares of our common stock and (ii) 4,000 restricted stock units.
(4)	Mr. Stenbit was granted 4,000 restricted stock units on August 15, 2009. The dollar amount in this column represents the grant date fair value of such grant computed in accordance with FASB ASC Topic 718. The assumptions we used with respect to the valuation of equity grants are set forth in Note 11 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
(5)	At December 31, 2009, Mr. Thornton held (i) options to purchase 80,000 shares of our common stock and (ii) 4,000 restricted stock units.
(6)	Mr. Thornton was granted 4,000 restricted stock units on August 15, 2009. The dollar amount in this column represents the grant date fair value of such grant computed in accordance with FASB ASC Topic 718. The assumptions we used with respect to the valuation of equity grants are set forth in Note 11 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Summary of Director Compensation

Each of our non-employee directors is paid $30,000 annually and is reimbursed for reasonable expenses incurred in connection with performance of their duties as directors. Additionally, the chairperson of each of the audit committee, the compensation committee and the nominating and corporate governance committee receives an annual payment of $18,000, $10,000 and $5,000, respectively, and members of the audit committee, compensation committee and nominating and corporate governance committee (not including chairpersons) receive annual payments of $10,000, $5,000 and $2,500, respectively.

Each non-employee director is automatically granted 4,000 restricted stock units if he or she remains on the board of directors on the date of each annual meeting of stockholders. The restricted stock units vest in four annual installments, and vested shares will be delivered to the holder on the earlier of a change in control of our company and the holder’s retirement from our board of directors.

Compensation Committee Interlocks and Insider Participation

In fiscal 2009, the members of our compensation committee were Messrs. Bolger, Stenbit and Thornton, who are all non-employee directors. None of such committee members (i) was, during fiscal 2009, an officer or employee of us or any of our subsidiaries, or (ii) is formerly an officer of us or any of our subsidiaries. No executive officer of Cogent has served as a member of the board of directors or compensation committee of any entity that has or has had one or more executive officers who served as a member of Cogent’s board of directors or compensation committee during the 2009 fiscal year.

Report of the Compensation Committee

The compensation committee establishes and oversees the design and functioning of our executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

COMPENSATION COMMITTEE

John Bolger

John P. Stenbit

Kenneth R. Thornton

Risks Related to Compensation Policies and Practices

The compensation committee has considered whether our overall compensation program for employees in 2010 creates incentives for employees to take excessive or unreasonable risks that could materially harm our company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted, the uniformity of compensation practices across our company and the use of our 2010 business plan, which the compensation committee regards as setting an appropriate level of risk taking for our company, as a baseline for bonus plan targets for our management. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing our company to a harmful long-term business transaction in exchange for short-term compensation benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 1, 2010, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such stockholder. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned
Name or Group of Beneficial Owners	Number	Percent (1)
Named Executive Officers:
Ming Hsieh	36,969,965	41.3%
Paul Kim	50,000	*
Michael Hollowich (2)	64,253	*
James Jasinski (3)	188,750	*
Directors:
John Bolger (4)	30,625	*
John P. Stenbit (5)	70,625	*
Kenneth R. Thornton (6)	75,625	*
5% Stockholders
Blackrock Inc. (7)	5,186,918	5.79%
55 East 52nd Street
New York, NY 10055
Executive officers and directors as a group (7 persons) (8)	37,449,843	41.8%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on 89,575,852 shares of our common stock outstanding as of April 1, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options currently exercisable, or exercisable within 60 days after April 1, 2010, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 56,753 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2010.

(3)	Includes 170,000 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2010.
(4)	Includes 30,625 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2010.
(5)	Consists of 70,625 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2010.
(6)	Includes 70,625 shares issuable upon the exercise of options that are exercisable within 60 days after April 1, 2010.
(7)	Based solely upon the Schedule 13G filed on January 29, 2010 by Blackrock Inc.
(8)	Includes an aggregate of 398,628 shares issuable upon the exercise of options granted to our executive officers and directors that are exercisable within 60 days after April 1, 2010.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2009 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	1,204,426	$8.77	2,349,410
Equity compensation plans not approved by our stockholders (2)	—	—	—
Total	1,204,426	$8.77	2,349,410

(1)	Includes our 2000 Stock Option Plan and our 2004 Equity Incentive Plan. However, no future grants may be made under our 2000 Stock Option Plan.
(2)	All of our equity compensation plans were approved by our stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee. We maintain entity level controls and procedures that are designed to ensure that all transactions required to be disclosed under paragraph (a) of Item 404 of Regulation S-K are brought to the attention of the audit committee. No such transactions occurred and, as a result, the audit committee did not review any such transactions during fiscal year 2009 to determine whether they were within the scope of paragraph (a) of Item 404.

Board Member Independence

The Board of Directors has determined that, except for Mr. Hsieh, all of the members of the Board of Directors are “independent” as independence is defined in the Nasdaq Stock Market qualification standards. Mr. Hsieh is not considered independent because he is currently employed by the Company.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2009 by Deloitte & Touche LLP:

	2008	2009
Audit Fees (1)	$1,150,922	$1,060,697
Audit-Related Fees (2)	279,197	10,120
Tax Fees (3)	563,683	414,529

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.
(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our consolidated annual financial statements and review of the interim consolidated financial statements in quarterly reports and are not reported under “Audit Fees.”
(3)	“Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. All “Audit-Related Fees” and “Tax Fees” listed in the table above were approved by the audit committee pursuant to its pre-approval policies and procedures.

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

April 29, 2010

Cogent, Inc.

By	/S/ MING HSIEH
Ming Hsieh
President and Chief Executive Officer
(Principal Executive Officer)