Form 10-Q
period 2010-03-31
Cogent, Inc.
filed 2010-05-10
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 5, 2010, there were 89,594,602 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2009	March 31, 2010
ASSETS
Current assets:
Cash	$28,726	$24,255
Investments in marketable securities	279,498	273,931
Billed accounts receivable, net of allowance for doubtful accounts of $1,215 and $1,184 at December 31, 2009 and March 31, 2010, respectively	19,984	25,198
Unbilled accounts receivable	2,152	325
Inventory and contract related costs	16,596	15,085
Prepaid expenses and other current assets	8,477	10,895
Deferred income taxes	12,059	12,005

Total current assets	367,492	361,694
Investments in marketable securities	217,647	225,257
Inventory and contract related costs	1,063	8,961
Property and equipment, net	37,552	37,983
Deferred income taxes	9,162	10,108
Intangible and other assets	7,647	7,906

Total assets	$640,563	$651,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,451	$6,179
Accrued expenses	12,042	12,915
Deferred revenues	39,597	54,592

Total current liabilities	56,090	73,686
Long-term liabilities
Deferred revenues	22,376	14,769
Other liabilities	10,010	5,187

Total liabilities	88,476	93,642

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009 and March 31, 2010, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 89,548,375 and 89,575,852 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	120	120
Additional paid-in capital	384,237	385,452
Retained earnings	164,858	169,877
Accumulated other comprehensive income	2,872	2,818

Total stockholders’ equity	552,087	558,267

Total liabilities and stockholders’ equity	$640,563	$651,909

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2009	2010
Revenues:
Product revenues	$20,666	$11,727
Maintenance and services revenues	10,368	12,671

Total revenues	31,034	24,398

Cost of revenues:
Cost of product revenues	5,553	4,618
Cost of maintenance and services revenues	4,261	4,885

Total cost of revenues	9,814	9,503

Gross profit	21,220	14,895

Operating expenses (income):
Research and development	3,727	3,815
Selling and marketing	3,155	3,307
General and administrative	3,020	2,522
Income from settlement of lawsuit	—	(153)

Total operating (income) expenses	9,902	9,491

Operating income	11,318	5,404
Other income:
Interest income	3,256	2,016
Other, net	45	271

Total other income	3,301	2,287

Income before income taxes	14,619	7,691
Income tax provision	5,669	2,672

Net income	$8,950	$5,019

Basic net income per share	$0.10	$0.06

Diluted net income per share	$0.10	$0.06

Shares used in computing basic net income per share	89,579	89,558

Shares used in computing diluted net income per share	90,501	90,093

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2010
Cash Flows from operating activities:
Net income	$8,950	$5,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	738	943
Allowance for doubtful accounts	326	31
Share-based compensation	976	1,135
Excess tax benefit from share-based compensation	(103)	(14)
Amortization of bond discount on available for sale securities	1,580	1,757
Equity in earnings of investee	(114)	(31)
Deferred income taxes	(813)	(892)
Changes in assets and liabilities:
Billed accounts receivable	6,973	(5,118)
Unbilled accounts receivable	302	1,827
Inventory and contract related costs	(4,420)	(6,388)
Prepaid expenses and other current assets	(443)	(2,415)
Other assets	49	(425)
Accounts payable	2,455	1,337
Accrued expenses	6,045	852
Other liabilities	(44)	(4,823)
Deferred revenues	5,866	7,367

Net cash provided by (used in) operating activities	28,323	162

Cash Flows from investing activities:
Purchase of available-for-sale securities	(127,587)	(91,971)
Proceeds from maturities of available-for-sale securities	102,931	88,210
Purchase of property and equipment	(825)	(1,047)

Net cash used in investing activities	(25,481)	(4,808)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested share awards	(6)	(31)
Proceeds from the exercise of stock options	63	97
Excess tax benefit from share-based compensation	103	14

Net cash provided by financing activities	160	80

Effect of exchange rate changes on cash	18	95

Net increase (decrease) in cash	3,020	(4,471)
Cash, beginning of period	34,862	28,726

Cash, end of period	$37,882	$24,255

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$4,718	$4,360
Income taxes	$(497)	$(9,891)
Non-cash financing activities:
Property and equipment included in accounts payable	$—	$131

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2009 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2009 and 2010. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Classification of revenues

Product Revenues

The timing of product revenue recognition is dependent on the nature of the product sold and is generally comprised of the following:

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $558,000 and $967,000 for the three months ended March 31, 2009 and 2010, respectively.

As a result of our analysis of historical maintenance renewals, the Company determined it no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that have been executed since the three months ended June 30, 2009 and for the arrangments consisting of stand-alone Livescans that have been executed during the three months ended March 31, 2010. During the three months ended March 31, 2010 the impact on such arrangements was the deferral of $1.1 million of revenue that would have otherwise been recognized. Any new AFIS arrangements or arrangements for stand-alone Livescans that the Company executes in future periods in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. The Company recognizes all maintenance revenue ratably over the applicable maintenance period. The Company determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. The Company considers substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to its normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solution or a stand-alone Livescans contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in revenues and recognized ratably over the term of the maintenance period.

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended March 31,
Percentage of Revenues	2009	2010
Customer A	56%	23%
Customer B	*	31%

Percentage of Billed Accounts Receivable	December 31, 2009	March 31, 2010
Customer A	20%	42%
Customer B	*	*
Customer C	15%	*

(*)	Amounts do not exceed 10% for such period

Note 2 – Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which was effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have an impact on our financial statements.

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

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. The adoption of this new guidance did not have a material impact on our financial statements.

Other new pronouncements issued but not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Total proceeds to Cogent under the agreements will be $60.0 million. Cogent has accounted for the agreements as one multiple element arrangement. Contractual proceeds to Cogent under each of the agreements do not necessarily represent the fair value of each agreement. The Strategic Alliance Agreement was determined not to be an element requiring accounting recognition. The Company determined that the $20.0 million in proceeds scheduled under the Product and Services Agreement includes both a guaranteed payment component valued at $1.0 million and a component for the purchase of products and services valued at $19.0 million using VSOE of fair value in accordance with FASB guidance on software revenue recognition. The Company determined the fair value of the Software License Agreement and the guaranteed payment component of the Product and Services Agreement to be $30.0 million and $1.0 million, respectively, based on generally accepted valuation techniques. The residual method was used to derive the $10.0 million fair value for the Settlement Agreement.

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

As of March 31, 2010, the Company had received cash payments aggregating $45.0 million of the total $60.0 million due under the Agreements. The remaining $15.0 million payable pursuant to the Product and Services Agreement is due as products or services are purchased under the agreement or, to the extent the entire $15.0 million is not paid pursuant to purchases under the agreement, any remaining balance is due upon expiration of the agreement in December 2012. Of the total payments received under the Agreements, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. The Company recognized approximately $6.4 million of product revenue and $1.1 million of maintenance and service revenue under the combined Software License Agreement and the Product and Services Agreement for the three months ended March 31, 2010. Additionally, $153,000 relating to the guaranteed payment component of the Product and Services Agreement was recognized as income from settlement of a lawsuit in the accompanying consolidated statement of income during the three months ended March 31, 2010. Total deferred revenue from Northrop pursuant to the Agreements was $27.4 million as of March 31, 2010.

Note 4 – Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs to indicate it may be impaired. Based on its annual impairment test in 2009, the Company determined that goodwill was not impaired. Furthermore, the Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets are not be recoverable as of December 31, 2009 and March 31, 2010.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2009 and March 31, 2010 (in thousands):

	December 31, 2009				March 31, 2010
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$260	$260	$—	$260	$260	$—
Customer relationships	3	1,500	833	667	1,500	958	542
Non-compete agreement	3	400	222	178	400	256	144
Patents	5	750	700	50	750	738	12

Total		$2,910	$2,015	$895	$2,910	$2,212	$698

Amortization expense for intangible assets with finite lives was $196,000 and $197,000 for the three months ended March 31, 2009 and the three months ended March 31, 2010, respectively.

Estimated amortization expense for the next five years is expected to be $487,000 for the remainder of 2010, $211,000 in 2011 and zero thereafter. As of December 31, 2009 and March 31, 2010, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the Company’s April 2008 acquisition of the Security Solutions Division of MAXIMUS, Inc.

Intangibles and goodwill are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At March 31, 2010, no fair value adjustments were required.

Note 5. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows (in thousands):

March 31, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$4,642	$—	$—	$4,642
Corporate debt securities with maturities of less than one year	71,504	424	(13)	71,915
Municipal securities with maturities of less than one year	42,467	119	(7)	42,579
U.S. government securities with maturities of less than one year	154,190	644	(39)	154,795

Total short-term investments	272,803	1,187	(59)	273,931

Corporate debt securities with maturities between one and three years	85,590	1,236	(4)	86,822
U.S. government securities with maturities between one and three years	138,038	492	(95)	138,435

Total long-term investments	223,628	1,728	(99)	225,257

	$496,431	$2,915	$(158)	$499,188

December 31, 2009
Type of Security
Short-term instruments	$5,107	$—	$—	$5,107
Corporate debt securities with maturities of less than one year	75,299	734		76,033
Municipal securities with maturities of less than one year	46,544	227	—	46,771
U.S. government securities with maturities of less than one year	150,723	885	(21)	151,587

Total short-term investments	277,673	1,846	(21)	279,498

Corporate debt securities with maturities between one and three years	98,244	741	(31)	98,954
U.S. government securities with maturities between one and two years	118,539	365	(211)	118,693

Total long-term investments	216,783	1,106	(242)	217,647

	$494,456	$2,952	$(263)	$497,145

Proceeds from the sale of available-for-sale securities for the three months ended March 31, 2009 and 2010, are disclosed separately in the accompanying consolidated statements of cash flows. For the three months ended March 31, 2009 and 2010, there were no gross realized gains or gross realized losses that the Company recognized.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous loss position as March 31, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Type of Security:
Short-term instruments	$4,642	$—	$—	$—	$4,642	$—
Corporate debt securities	158,737	(17)	—	—	158,737	(17)
Municipal securities	42,579	(7)	—	—	42,579	(7)
U.S. government securities	293,230	(134)	—	—	293,230	(134)

Total investments	$499,188	$(158)	$—	$—	$499,188	$(158)

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s corporate debt securities, long and short term, include debt securities issued pursuant to the Temporary Liquidity Guarantee Program which are U.S. Government securities. In addition, the Company’s municipal securities, long and short term, include pre-refunded municipal bonds that are secured by U.S. Treasury securities. The accumulated unrealized gain (loss) on available-for-sale securities at December 31, 2009 and March 31, 2010 was as follows:

	December 31, 2009	March 31, 2010
	(in thousands)
Accumulated unrealized gain	$2,689	$2,757

Authoritative guidance issued by the FASB on fair value measurements for financial assets and liabilities clarifies the definition of fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, it establishes a three-tier value hierarchy, which prioritizes, in descending order, the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets

Level 2 – Inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3 – Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its marketable securities. The Company’s investment instruments, except for auction rate securities, listed below are classified within Level 2 of the fair value hierarchy because they are valued using quoted market prices from a variety of industry standard providers, security master files from large financial institutions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency which are input into a distribution-curve based algorithm to determine market value. The Company’s auction rate securities are classified as Level 3 of the fair value hierarchy due to the limited market data for pricing these securities.

As of March 31, 2010	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$4,642	$—	$4,642	$—
Corporate debt securities	158,737	—	156,160	2,577
Municipal securities	42,579	—	42,579	—
U.S. government securities	293,230	—	293,230	—

	$499,188	$—	$496,611	$2,577

As of March 31, 2010, the Company’s investments included $2.6 million of auction rate securities which are classified as long-term investments in marketable securities. Due to uncertainties in the credit markets, the Company has been unable to liquidate its investments in auction rate securities. Based on its analysis of impairment factors, including but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of March 31, 2010.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2010	$2,576
Total gains or losses (realized or unrealized)
Included in earnings	1
Included in comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2010	$2,577

Note 6. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2009	March 31, 2010
	(in thousands)
Materials and components	$8,706	$9,727
Inventory and costs related to long-term contracts	74	74
Deferred costs of revenue	8,879	14,245

	$17,659	$24,046

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

Note 7 – Accounting for Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended March 31,
	2009	2010
	(in thousands)
Cost of product revenues	$138	$178
Cost of maintenance and services revenues	165	358
Research and development expenses	250	256
Selling and marketing expenses	230	223
General and administrative expenses	193	120

	$976	$1,135

The Company recognized income tax benefits relating to the stock based compensation in the table above of approximately $53,000 and $16,000 for the three months ended March 31, 2009 and 2010, respectively. The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested equity share units and other share-based instruments to employees and directors.

Stock Options

During the three months ended March 31, 2009 and 2010, 12,000 and zero stock options were granted, respectively. The fair values of each award granted under the Company’s stock option plans during the three months ended March 31, 2009 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Volatility	46%
Risk-free interest rate	2.0%
Dividend yield	0.00%
Expected life (years)	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three months ended March 31, 2009 was $4.69.

The options outstanding as of March 31, 2010 have been granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a 10-year term, and vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A combined summary of the status of stock options granted under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during the three months ended March 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,204,426	$8.77	5,134
Granted	—	—
Exercised	(22,900)	4.13
Canceled or forfeited	—	—

Outstanding, March 31, 2010	1,181,526	$8.56	4,861

Exercisable at March 31, 2010	1,085,400	$8.54	4,857

Vested and expected to vest	1,169,030	$8.95	4,861

A total of 2,350,610 options remain available for grant under the Company’s share-based compensation plans at March 31, 2010.

The Company defines in-the-money options at March 31, 2010 as options that had exercise prices that were lower than the $10.20 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at March 31, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 685,226 million shares that were in-the-money at that date. There were 666,476 million in-the-money options exercisable at March 31, 2010. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2010 was $246,000 and $135,000, respectively, determined as of the date of exercise. As of March 31, 2010, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 0.9 years.

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

A summary of nonvested equity share unit activity for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested equity share units outstanding at December 31, 2009	720,137	$11.98	$8,624
Granted	—
Vested	(7,588)	10.16
Cancelled or forfeited	(1,200)	9.85

Nonvested equity share units outstanding at March 31, 2010	711,349	$12.00	$8,536

Expected to vest	618,874	$10.20	$6,312

The Company recorded $769,000 and $892,000 in compensation cost on outstanding nonvested equity share units during the three months ended March 31, 2009 and 2010, respectively. As of March 31, 2010, there was approximately $6.6 million of total unrecognized compensation cost related to nonvested equity share unit-based compensation that is expected to be recognized over a weighted-average period of 3.4 years.

Upon issuance of shares upon the vesting of a nonvested equity share unit, shares of common stock are issued from authorized but unissued shares.

Note 8 – Net Income Per Share

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

	Three months ended March 31,
	2009	2010
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$8,950	$5,019

Denominator:
Denominator for basic net income per share—weighted average shares	89,579	89,558
Dilutive potential common stock options and nonvested shares	922	535

Denominator for diluted net income per share—adjusted weighted average shares	90,501	90,093

Basic net income per share	$0.10	$0.06

Diluted net income per share	$0.10	$0.06

During the three months ended March 31, 2009 and 2010, options to purchase 423,354 and 485,453 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods.

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

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Net income	$8,950	$5,019
Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	251	15
Change in foreign currency translation adjustment	85	(69)

Total comprehensive income	$9,286	$4,965

Note 10. Income Taxes

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB accounting for uncertainty in income taxes, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

As of March 31, 2010 the Company had cumulative unrecognized tax benefits of $3.9 million. Included in this balance is approximately $2.1 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The Company believes that it is reasonably possible that there will not be a decrease in unrecognized tax benefits within the next 12 months. During the first quarter of 2010, the Company reduced its cumulative unrecognized tax benefits by $5.3 million for certain temporary differences that did not result in any change to the Company’s income tax expense.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2009, the total amount of accrued income tax-related interest and penalties before tax benefits was $2.0 million. During the three months ended March 31, 2010, an additional $117,000 of interest before tax benefits was accrued.

The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. With few exceptions, the Company is no longer subject to examination for its U.S. Federal and state, foreign and local jurisdictions for years prior to 2003. The Internal Revenue Service (IRS) completed its examination of the Company’s Federal consolidated tax returns for 2004 and 2005 and issued a “no change” letter. The California Franchise Tax Board completed its examination of the Company’s California tax returns for 2005 and 2006 and issued a “no change” letter. The IRS commenced an examination of the Company’s 2008 income tax return in the first quarter of 2010 that is anticipated to be completed by the second quarter of 2011.

Note 11. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of March 31, 2010, deferred revenue related to the agreements entered into in connection with the settlement of the lawsuit was $26.7 million. For the three months ended March 31, 2010, the Company recognized $7.5 million of revenue related to the Agreements.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. In December 2007, the Company recorded $6.0 million in deferred revenue representing a scheduled billing under the contract. The system was accepted in the fourth quarter of 2008 and $3.7 million of revenue related to this contract was recognized. Deferred revenue related to the contract was $4.5 million as of March 31, 2010. The deferred balance as of March 31, 2010 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 4.8 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. As of March 31, 2010, the Company has $2.6 million in deferred revenue which represents billing for services to be rendered over the remaining contract period.

Note 12. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended March 31, 2010
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$10,992	$513	$222	$—	$11,727
Maintenance and services revenues	10,785	1,325	262	299	12,671

Total	$21,777	$1,838	$484	$299	$24,398

	Three months ended March 31, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$18,386	$2,187	$93	$—	$20,666
Maintenance and services revenues	8,597	1,193	240	338	10,368

Total	$26,983	$3,380	$333	$338	$31,034

Revenues from external customers in the United States were $21.2 million and $25.9 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

At December 31, 2009 and March 31, 2010, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31, 2009	March 31, 2010
Property and equipment, net of accumulated depreciation in the United States	$34,926	$34,855
Property and equipment, net of accumulated depreciation in other countries	2,626	3,128

	$37,552	$37,983

Intangible assets, net of accumulated amortization in the United States	$3,818	$3,622

Note 13. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. Cogent’s investment in ANP is accounted for under the equity method. The Company’s share of its equity in earnings of the investee, which totaled $31,000 and $114,000 during the three months ended March 31, 2010 and 2009, respectively, are reported in the Other, net line item in the Company’s condensed consolidated statement of income.

Note 14. Commitments and Contingencies

The Company evaluates all pending or threatened contingencies and any commitments, if any, which are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the authoritative guidance issued by the FASB on accounting for contingencies. If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to this guidance are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the Caption “Risk Factors” and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (SEC).

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

The most significant portion of our revenues in the most recent three fiscal years has been derived from sales to the DHS. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program. We anticipate that the DHS will account for a significant portion of our revenues for the foreseeable future. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. Any delay or other change in the rollout of US-VISIT or any failure to obtain new orders from the DHS could cause our revenues to fall short of our expectations.

We also expect to experience continued demand from a number of other governments as they deploy AFIS solutions at points of entry and exit, including borders, seaports and airports, and in connection with national identification programs. For example, we recently won a contract with the U.K. National Mobile Identification Project (formerly known as MIDAS) to provide a full AFIS, an online ordering system and biometric capture devices to suit a broad range of policing needs in the U.K. Another example is the contract we won earlier this year to provide an AFIS for the New York State Office of Temporary and Disability Assistance. The quantity and timing of orders from both U.S. and foreign government entities depends on a number of factors outside of our control, such as the level and timing of budget appropriations. Government contracts for security solutions, at points of entry and exit and in connection with national identification programs are typically awarded in open competitive bidding processes. Therefore, our future level of sales of AFIS solutions for deployments and at points of entry and exit may vary substantially, and will depend on our ability to successfully compete for this business.

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

Our total proceeds under the agreements will be $60.0 million. We have accounted for the agreements as one multiple element arrangement. The contract values for each of the agreements do not necessarily represent the fair value of each agreement. The Strategic Alliance Agreement was determined not to be an element requiring accounting recognition. We determined that the $20 million in proceeds scheduled under the Product and Services Agreement includes both a guaranteed payment component valued at $1.0 million and a component for the purchase of products and services valued at $19.0 million using VSOE of fair value in accordance with FASB guidance on, software revenue recognition. We determined the fair value of the Software License Agreement and the guaranteed payment component of the Product and Services Agreement to be $30.0 million and $1.0 million, respectively, based on generally accepted valuation techniques. The residual method was used to derive the $10.0 million fair value for the Settlement Agreement.

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

Revenue Recognition. Because our proprietary software is essential to the functionality of our AFIS solutions and other biometrics products, we apply the authoritative guidance issued by the FASB on software revenue recognition. For arrangements that require significant production, modification, or customization of software, we apply authoritative guidance issued by the FASB for long-term construction-type contracts and the accounting for performance of construction-type and production type contracts. To the extent an element within our software arrangements falls within a level of accounting literature that is higher than the FASB guidance on software revenue recognition, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with authoritative guidance issued by the FASB on accounting for leases and account for the remaining elements in the arrangement in accordance with authoritative guidance issued by the FASB on software revenue recognition. For arrangements that contain a non-software deliverable such as hardware, we apply authoritative guidance issued by the FASB on accounting for non-software deliverables in arrangement containing more-than-incidental software and recognize revenue when all other revenue recognition criteria are met. For multiple element arrangements not subject to software revenue recognition, we account for these arrangements in accordance with authoritative guidance issued by the FASB on revenue arrangements with multiple deliverables. The application of the appropriate accounting principle to our revenue is dependent upon the specific transaction and whether the sale includes systems, software and services or a combination of these items. As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. Additionally, revenue recognition involves judgments, including estimates of costs to complete contracts accounted for using the percentage of completion method of accounting and assessments of the likelihood of nonpayment. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $558,000 and $967,000 for the three months ended March 31, 2009 and 2010, respectively.

As a result of our analysis of historical maintenance renewals, we determined we no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that have been executed since the three months ended June 30, 2009 and for the arrangments consisting of stand-alone Livescans that have been executed.during the three months ended March 31, 2010. During the three months ended March 31, 2010 the impact on such arrangements was the deferral of $1.1 million of revenue that would have otherwise been recognized. Any new AFIS arrangements or arrangements for stand-alone Livescans that we execute in future periods in which maintenance becomes the only undelivered element and we are unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

Maintenance Revenues

Maintenance revenue consists of fees for providing technical support and software updates on a when-and-if available basis. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in a particular arrangement or, in the absence of such renewal provisions, through reference to VSOE of maintenance renewal rates. We consider substantive maintenance provisions to be provisions where the stated maintenance renewal as a percentage of the product fee is comparable to our normal pricing for maintenance only renewals. In the event that maintenance included in an AFIS solutions or stand-alone Livescans contract does not have VSOE, the entire arrangement fee, including the contractual amount of the maintenance obligation, is included in revenues and recognized ratably over the term of the maintenance period.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of March 31, 2010, our net deferred tax assets were $22.1 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Accounting for Share-Based Compensation. The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option-pricing model as discussed in Note 7 of our condensed consolidated financial statements included elsewhere in this report. The fair value of options granted is amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The expected term of stock option awards granted is calculated using the “simplified method”, which utilizes the weighted average expected life of each tranche of stock option, determined based on the sum of each tranche’s vesting period plus one-half of the period from the vesting date of each tranche to the stock option’s expiration in accordance with authoritative accounting guidance. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded options on our common stock. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our belief that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

Beginning in 2007, the Compensation Committee of the Company’s Board of Directors has issued awards of nonvested equity share units to certain of the Company’s employees and executive officers under the Company’s 2004 Equity Incentive Plan. These awards entitle the holder to shares of common stock subject to certain terms and, generally, vest in 25% increments each year on the anniversary of the grant date throughout a four year vesting period. The nonvested equity share unit awards are valued based on the closing market price on the date of award. Nonvested equity share unit compensation is to be amortized and charged to operations on a straight-line basis over the four year vesting period.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2009	2010
Consolidated Statements of Income Data:
Revenues:
Product revenues	66.6%	48.1%
Maintenance and services revenues	33.4	51.9

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	17.9	18.9
Cost of maintenance and services revenues	13.7	20.0

Total cost of revenues	31.6	38.9

Gross profit	68.4	61.1

Operating expenses:
Research and development	12.0	15.6
Selling and marketing	10.2	13.6
General and administrative	9.7	10.3
Income from settlement of lawsuit	0.0	(0.6)

Total operating expenses (income)	31.9	38.9

Operating income	36.5	22.2
Interest income	10.5	8.3
Other, net	0.1	1.1

Income before income taxes	47.1	31.6
Income tax provision	18.3	11.0

Net income	28.8%	20.6%

Comparison of Results for the three months ended March 31, 2010 and 2009

Revenues. Revenues were $24.4 million for the three months ended March 31, 2010, compared to $31.0 million for the three months ended March 31, 2009. Product revenues were $11.7 million for the three months ended March 31, 2010, compared to $20.7 million for the three months ended March 31, 2009. The $9.0 million, or 43.5% decrease in product revenues was driven primarily by a $13.2 million decrease in product revenues recognized from the DHS (primarily due to the timing of recognizing sales to the DHS), partially offset by a $6.4 million increase in product revenue recognized under the settlement agreement with Northrop Grumman.

Maintenance and services revenues increased to $12.7 million for the three months ended March 31, 2010 from $10.4 million for the three months ended March 31, 2009. The increase of $2.3 million or 22.1% was primarily due to an increase in maintenance renewals and engineering services associated with product sales in prior periods and $1.1 million of maintenance revenue recognized under the Northrop Agreements.

Gross Profit. Gross profit as a percentage of revenues was 61.1% for the three months ended March 31, 2010, compared to 68.4% for the three months ended March 31, 2009. Product gross margins were 60.6% for the three months ended March 31, 2010, compared to 73.1% for the three months ended March 31, 2009. The decline in margins on product revenues was primarily due to the allocation of fixed costs over a lower revenue base.

Costs of maintenance and service revenues increased $0.6 million or 14.0%, to $4.9 million for the three months ended March 31, 2010 from $4.3 million for the three months ended March 31, 2009. This increase was the result of the increase in maintenance and support services provided during the period. Margins on maintenance and services increased from 58.9% during the three months ended March 31, 2009 to 61.4% during the three months ended March 31, 2010. The increase in maintenance and service gross margin was primarily due to the recognition of $1.1 million in maintenance revenue in the first quarter of 2010 under the settlement agreement with Northrop Grumman.

Research and Development. Research and development expenses stayed relatively consistent at $3.8 million for three months ended March 31, 2010 compared to $3.7 million for the three months ended March 31, 2009. As a percentage of revenues research and development expenses increased to 15.6% for the three months ended March 31, 2010 compared to 12.0% of revenues for the three months ended March 31, 2009. The increase in research and development expenses as a percent of revenues was primarily due to the expenses related to our efforts to develop new products remaining relatively consistent as compared to such expenses for the three months ended March 31, 2009, compared to lower revenues in the first quarter of 2010 than in the first quarter of 2009.

Selling and Marketing. Selling and marketing expenses stayed relatively consistent at $3.3 million for the three months ended March 31, 2010 compared to $3.2 million for the three months ended March 31, 2009. As a percentage of revenues such expenses increased to 13.6% for the three months ended March 31, 2010, compared to 10.2% for the three months ended March 31, 2009. This increase in selling and marketing expenses as a percentage of revenue was primarily due to management’s continued investment in marketing and business development compared to lower revenues in the first quarter of 2010 compared to revenues in the first quarter of 2009.

General and Administrative. General and administrative expenses decreased $0.5 million, or 16.7%, to $2.5 million for the three months ended March 31, 2010 from $3.0 million for the three months ended March 31, 2009. As a percentage of revenues, general and administrative expenses increased to 10.3% for the three months ended March 31, 2010 compared to 9.7% for the three months ended March 31, 2009 primarily due to our relatively fixed expenses compared to lower revenues in the first quarter of 2010. This effect was partially offset by a decrease in general and administrative expenses that was partially due to professional services related to our settlement with Northrop Grumman that were incurred in 2009 and not in 2010.

Interest Income. We earned interest income of $2.0 million during the three months ended March 31, 2010, compared to $3.3 million during the three months ended March 31, 2009. The decrease in interest income was primarily due to us holding a higher amount of securities issued or guaranteed by the U.S. Government which have lower interest rates than less secure investments, and a decrease in interest rates in general.

Income Tax Provision. We recognized an income tax provision of $2.7 million during the three months ended March 31, 2010. Our effective tax rate of 34.7% for the three months ended March 31, 2010 represents federal, state and foreign taxes on our income reduced primarily as a result of the domestic production activities deduction as well as state research and development credits. We recognized an income tax provision of $5.7 million, with an effective tax rate of 38.8%, during the three months ended March 31, 2009. The decrease in the effective tax rate from 38.8% in the first quarter of 2009 to 34.7% in 2010 is attributable to a non-recurring expense in 2009 due to state tax law changes and a income tax benefit recognized in the first quarter of 2010 related to foreign taxes, in addition to the relative impact on effective tax rate due to lower operating income earned during the first quarter of 2010 compared to 2009.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of March 31, 2010, we had $24.3 million in cash and $499.2 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the three months ended March 31, 2009 and 2010 was as follows:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$8,950	$5,019
Changes in:
Billed and unbilled accounts receivable	7,275	(3,291)
Inventory and contract related costs	(4,420)	(6,388)
Deferred revenues	5,866	7,367
Prepaids and other assets	(394)	(2,840)
Accounts payable and accrued expenses	8,500	2,189
Net other activity	2,546	(1,894)

Net cash provided by operating activities	$28,323	$162

A substantial portion of our revenues represents sales of multiple element software based solutions. Elements of our software based solutions may be delivered immediately or may be delivered over several years. The timing for the recognition of our revenues, and the related costs, is dependent on the nature of the products and services sold and does not necessarily coincide with cash collections. On the other hand, the timing of cash collections depends on our customers’ budgeting processes, the length and terms of each arrangement and the terms negotiated during the bidding process.

Cash provided by operating activities was reduced by $28.8 million over the prior year same period primarily due to the decrease in net income compounded by an increase in income tax payments of $9.4 million as well as an increase in accounts receivable. The increase in accounts receivable for the three months ended March 31, 2010 is primarily due to the timing of billing and the related collections for DHS. During the three months ended March 31, 2009 we experienced strong cash collections on our accounts receivable balances which contributed to the cash provided by operations during that period.

The increase in deferred revenues of $7.4 million during the three months ended March 31, 2010 was primarily due to an increase in deferred revenue of $8.9 million from DHS orders as well as approximately $6.0 million from various contracts including Mexico, the U.K. National Mobile Identification Project and the U.K. Post Office. This increase was partially offset by approximately $7.5 million of revenue recognized during the three months ended March 31, 2010 from Northrop under the settlement and software license agreement previously discussed.

The increase in inventory and contract related costs of $6.4 million during the three months ended March 31, 2010 was primarily due to the build-up of inventory for fulfillment of equipment requirements for the the U.K. National Mobile Identification Project and U.K. Post Office contracts.

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

Cash Used In Investing Activities

Net cash used in investing activities was $25.5 million and $4.8 million for the three months ended March 31, 2009 and 2010, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash used of $24.7 million and $3.8 million during the three months ended March 31, 2009 and 2010, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $825,000 and $1.1 million for the three months ended March 31, 2009 and 2010, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities was $160,000 and $80,000 for the three months ended March 31, 2009 and 2010, respectively. Proceeds from the exercise of stock options were $63,000 and $97,000 during the three months ended March 31, 2009 and 2010, respectively. We classified the cash flows resulting from the excess tax benefits from share-based compensation as financing cash flows.

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

At March 31, 2010 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Note 14 to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $3.9 million as of March 31, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which was effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have a material impact on our financial statements.

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

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. The adoption of this new guidance did not have a material impact on our financial statements.

Other new pronouncements issued but not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

In 2009 and for the three months ended March 31, 2010, we derived 41% and 23% respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2009, the DHS accounted for 41% of revenues, and in the three months ended March 31, 2010, the DHS accounted for 23% of revenues. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. To the extent that any significant customer, like the DHS, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. For example, a delay in the rollout of US-VISIT, or the completion of the implementation of that program, resulting in a decrease or cessation of orders for our products from the DHS, would materially affect our business.

In 2009 and for the three months ended March 31, 2010, we derived 79% and 84% respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 25% of our revenues in 2009 and 3% of our revenues for the three months ended March 31, 2010 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

We record an item as backlog when we receive a contract, purchase order or other notification, such as an award document, indicating the specific products and/or services to be purchased, the purchase price, specifications and other customary terms and conditions. Our backlog includes deferred revenue reflected on our consolidated balance sheet. Further, we include in our backlog contracts that have been awarded but not yet signed or for which certain contract terms such as quantities or specifications have not yet been fully defined. For these awarded contracts, we have made assumptions based on best available information to estimate their values. There can be no assurance that any of the contracts comprising our backlog will result in actual revenue in any particular periods or that the actual revenue from such contracts will equal our backlog estimates. Furthermore, there can be no assurance that any contract included in our estimated backlog that actually generates revenue will be profitable. These estimates are based on our experience under such contracts and similar contracts and may not be accurate.

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

Ming Hsieh, our Chief Executive Officer, controlled a significant amount of our outstanding common stock as of March 31, 2010. As a result, he is able to substantially influence matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that other stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

In 2009 and for the three months ended March 31, 2010, revenues outside of the Americas accounted for approximately 16% and 11%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Date: May 10, 2010