Form 10-Q
period 2010-06-30
Cogent, Inc.
filed 2010-08-09
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 5, 2010, there were 88,840,932 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2009	June 30, 2010
ASSETS
Current assets:
Cash	$28,726	$17,942
Investments in marketable securities	279,498	254,806
Billed accounts receivable, net of allowance for doubtful accounts of $1,215 and $1,453 at December 31, 2009 and June 30, 2010, respectively	19,984	30,889
Unbilled accounts receivable	2,152	328
Inventory and contract related costs	16,596	21,650
Prepaid expenses and other current assets	8,477	11,748
Deferred income taxes	12,059	12,239

Total current assets	367,492	349,602
Investments in marketable securities	217,647	241,268
Inventory and contract related costs	1,063	6,947
Property and equipment, net	37,552	38,388
Deferred income taxes	9,162	10,438
Intangible and other assets	7,647	12,584

Total assets	$640,563	$659,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,451	$5,836
Accrued expenses	12,042	8,528
Deferred revenues	39,597	63,522

Total current liabilities	56,090	77,886
Long-term liabilities
Deferred revenues	22,376	20,296
Other liabilities	10,010	6,773

Total liabilities	88,476	104,955

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009 and June 30, 2010, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 89,548,375 and 88,835,682 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	120	120
Additional paid-in capital	384,237	381,478
Retained earnings	164,858	170,989
Accumulated other comprehensive income	2,872	1,685

Total stockholders’ equity	552,087	554,272

Total liabilities and stockholders’ equity	$640,563	$659,227

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2010	2009	2010
Revenues:
Product revenues	$21,472	$13,566	$42,138	$25,293
Maintenance and services revenues	10,299	11,828	20,667	24,499

Total revenues	31,771	25,394	62,805	49,792

Cost of revenues:
Cost of product revenues	7,727	9,626	13,280	14,244
Cost of maintenance and services revenues	3,732	4,403	7,993	9,288

Total cost of revenues	11,459	14,029	21,273	23,532

Gross profit	20,312	11,365	41,532	26,260

Operating expenses (income):
Research and development	3,453	3,876	7,180	7,691
Selling and marketing	3,360	2,812	6,515	6,119
General and administrative	2,753	2,282	5,773	4,804
Income from settlement of lawsuit	—	(12)	—	(165)

Total operating expenses	9,566	8,958	19,468	18,449

Operating income	10,746	2,407	22,064	7,811
Other income:
Interest income	2,736	1,980	5,992	3,996
Other, net	155	55	200	326

Total other income	2,891	2,035	6,192	4,322

Income before income taxes	13,637	4,442	28,256	12,133
Income tax provision	5,150	1,693	10,819	4,365

Net income	$8,487	$2,749	$17,437	$7,768

Basic net income per share	$0.09	$0.03	$0.19	$0.09

Diluted net income per share	$0.09	$0.03	$0.19	$0.09

Shares used in computing basic net income per share	89,631	89,348	89,605	89,452

Shares used in computing diluted net income per share	90,554	89,902	90,545	90,000

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2010
Cash Flows from operating activities:
Net income	$17,437	$7,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,567	1,964
Allowance for doubtful accounts	443	(238)
Share-based compensation	1,982	2,229
Excess tax benefit from share-based compensation	(116)	(50)
Amortization of bond (discount) premium on available for sale securities	3,750	3,725
Equity in earnings of investee	(168)	(3)
Deferred income taxes	(1,024)	(1,276)
Changes in assets and liabilities:
Billed accounts receivable	14,274	(10,404)
Unbilled accounts receivable	376	1,824
Inventory and contract related costs	(3,914)	(10,966)
Prepaid expenses and other current assets	526	(3,266)
Other assets	64	(5,301)
Accounts payable	1,215	1,155
Accrued expenses	6,245	(3,528)
Other liabilities	53	(3,237)
Deferred revenues	10,124	21,607

Net cash provided by operating activities	52,834	2,003

Cash Flows from investing activities:
Purchase of available-for-sale securities	(230,119)	(178,721)
Proceeds from maturities of available-for-sale securities	200,698	175,535
Purchase of property and equipment	(1,452)	(2,236)

Net cash used in investing activities	(30,873)	(5,422)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested share awards	(52)	(79)
Proceeds from the exercise of stock options	114	127
Excess tax benefit from share-based compensation	116	50
Repurchase of common stock	—	(6,712)

Net cash provided by (used in) financing activities	178	(6,614)

Effect of exchange rate changes on cash	369	(751)

Net increase (decrease) in cash	22,508	(10,784)
Cash, beginning of period	34,862	28,726

Cash, end of period	$57,370	$17,942

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$9,662	$7,458
Income taxes	$(731)	$(10,062)
Supplemental disclosures of non-cash activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$33	$—
Property and equipment included in accounts payable	$153	$197

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2009 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2010, and its results of operations and cash flows for the three and six months ended June 30, 2009 and 2010. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.0 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Revenues recognized under such arrangements were $1.5 million and $2.5 million for the three and six months ended June 30, 2010, respectively.

As a result of our analysis of historical maintenance renewals, the Company determined it no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that have been executed since the three months ended June 30, 2009 and for the arrangements consisting of stand-alone Livescans that have been executed since the three months ended March 31, 2010. During the three and six months ended June 30, 2010 the impact on such arrangements was the deferral of $9.7 million and $10.4 million, respectively, of revenue that would have otherwise been recognized. Any new AFIS arrangements or arrangements for stand-alone Livescans that the Company executes in future periods in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

•

To the extent an element within our software arrangements falls within a level of accounting literature that is higher than the FASB guidance on software revenue recognition, the Company will record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, the Company will account for the lease element in accordance with authoritative guidance issued by the FASB on accounting for leases and account for the remaining elements in the arrangement in accordance with authoritative guidance issued by the FASB on software revenue recognition.

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended June 30,		Six months ended June 30,
Percentage of Revenues	2009	2010	2009	2010
Customer A	51%	27%	54%	25%
Customer B	*	24%	*	12%
Customer C	*	*	*	16%
Customer D	*	*	*	*
Customer E	*	*	*	*

(*)	Amounts do not exceed 10% for such period

Percentage of Billed Accounts Receivable	December 31, 2009	June 30, 2010
Customer A	25%	30%
Customer B	*	*
Customer C	*	*
Customer D	*	11%
Customer E	19%	*

(*)	Amounts do not exceed 10% for such period

Note 2. Recent Accounting Pronouncements

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

Other new pronouncements issued but not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3. Settlement of Claims with Northrop

In April 2005, Cogent initiated a lawsuit against Northrop Grumman Corporation in California State Court (Cogent Systems, Inc. vs. Northrop Grumman Corporation, Northrop Grumman Technology Overseas, Inc., et al., Superior Court of the State of California, in and for the County of Los Angeles, Case No. BC 332199) based on claims of breach of contract, conversion, misappropriation of trade secrets, breach of trust, interference with prospective economic advantage, breach of the implied covenants of good faith and fair dealing, and unfair competition (the “Action”). On December 5, 2007, Cogent and Northrop entered into a definitive Settlement Agreement and Mutual Release of Claims (the “Settlement”). Pursuant to the terms of the Settlement, Cogent and Northrop formally settled and released all claims and causes of action alleged in the Action. Under the Settlement, Cogent and Northrop entered into four agreements; collectively, the “Agreements”:

1.	The “Settlement Agreement,” pursuant to which Northrop agreed to pay Cogent $25 million, of which $15 million was paid in January 2008 and $10 million was paid in January 2009;

2.	The “Software License Agreement,” pursuant to which Northrop will pay Cogent $15 million over three years for a non-exclusive license to use certain of Cogent’s automated fingerprint identification software in certain existing programs, of which $5 million was paid in each of January 2008, January 2009 and January 2010;

3.	The “Product and Services Agreement,” pursuant to which Northrop will pay Cogent a minimum of $20 million for products and services over the five year term of the agreement, of which $5 million was paid in January 2009; and;

4.	The “Strategic Alliance Agreement,” pursuant to which Cogent and Northrop will meet semiannually over the three year term of the agreement to discuss business opportunities and proposal efforts for the design, development, sale and support of biometric identification solutions.

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

As of June 30, 2010, the Company had received cash payments aggregating $45 million of the total $60.0 million due under the Agreements. The remaining $15 million payable pursuant to the Product and Services Agreement is due as products or services are purchased under the agreement or, to the extent the entire $15 million is not paid pursuant to purchases under the agreement, any remaining balance is due upon expiration of the agreement in December 2012. Of the total payments received under the Agreements, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. The Company recognized approximately $6.9 million of product revenue and $1.2 million of maintenance and service revenue under the combined Software License Agreement and the Product and Services Agreement for the six months ended June 30, 2010. Additionally, $165,000 relating to the guaranteed payment component of the Product and Services Agreement was recognized as income from settlement of a lawsuit in the accompanying consolidated statement of income during the six months ended June 30, 2010. Total deferred revenue from Northrop pursuant to the Agreements was $27.4 million as of June 30, 2010.

Note 4. Intangible Assets, Goodwill and Other Assets

Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs to indicate it may be impaired. Based on its annual impairment test in 2009, the Company determined that goodwill was not impaired. Furthermore, the Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets would not be recoverable as of December 31, 2009 and June 30, 2010.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009				June 30, 2010
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$260	$260	$—	$260	$260	$—
Customer relationships	3	1,500	833	667	1,500	1,083	417
Non-compete agreement	3	400	222	178	400	289	111
Patents	5	750	700	50	750	750	—

Total		$2,910	$2,015	$895	$2,910	$2,382	$528

Amortization expense for intangible assets with finite lives was $196,000 and $171,000 for the three months ended June 30, 2009 and 2010, and $392,000 and $367,000 for the six months ended June 30, 2009 and 2010, respectively.

Estimated amortization expense for the next five years is expected to be $317,000 for the remainder of 2010, $211,000 in 2011 and zero thereafter. As of December 31, 2009 and June 30, 2010, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the Company’s April 2008 acquisition of the Security Solutions Division of MAXIMUS, Inc.

Intangibles and goodwill are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At June 30, 2010, no fair value adjustments were required.

Net Investment in Sales-Type Lease

To the extent an element within our software arrangements falls within a level of accounting literature that is higher than the FASB guidance on software revenue recognition, we record revenue on such element in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with authoritative guidance issued by the FASB on accounting for leases and account for the remaining elements in the arrangement in accordance with authoritative guidance issued by the FASB on software revenue recognition. The Company’s contract with the UK Post Office contains lease elements that were recognized in the accompanying consolidated financial statements in the three months ended June 30, 2010. The lease elements were treated as a sales-type lease according to the FASB guidance and resulted in the recognition of product revenues of $6.0 million and cost of product revenues of $5.4 million during the three and six months ended June 30, 2010. As of June 30, 2010, the net investment in the lease amounted to $5.8 million, of which the current portion in the amount of $1.2 million is classified in prepaid expenses and other current assets and the noncurrent portion in the amount of $4.6 million is classified within intangibles and other assets in the accompanying consolidated balance sheet. As of June 30, 2010, the total minimum lease payments amounted to $6.1 million, unearned interest income amounted to $336,000, and the minimum lease payments for each of the five succeeding fiscal years are as follows: $654,000 in 2010, $1.3 million in 2011, $1.3 million in 2012, $1.3 million in 2013, $1.3 million in 2014. The contract does not contain any guaranteed or unguaranteed residual value or contingent rentals.

Note 5. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows (in thousands):

June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$9,877	$—	$—	$9,877
Corporate debt securities with maturities of less than one year	56,841	214	(13)	57,042
Municipal securities with maturities of less than one year	31,167	32	(4)	31,195
U.S. government securities with maturities of less than one year	156,328	370	(6)	156,692

Total short-term investments	254,213	616	(23)	254,806

Corporate debt securities with maturities between one and three years	112,586	1,430	(856)	113,160
Municipal securities with maturities between one and three years	1,704	17	—	1,721
U.S. government securities with maturities between one and three years	125,414	973	—	126,387

Total long-term investments	239,704	2,420	(856)	241,268

	$493,917	$3,036	$(879)	$496,074

December 31, 2009
Type of Security
Short-term instruments	$5,107	$—	$—	$5,107
Corporate debt securities with maturities of less than one year	75,299	734		76,033
Municipal securities with maturities of less than one year	46,544	227	—	46,771
U.S. government securities with maturities of less than one year	150,723	885	(21)	151,587

Total short-term investments	277,673	1,846	(21)	279,498

Corporate debt securities with maturities between one and three years	98,244	741	(31)	98,954
U.S. government securities with maturities between one and two years	118,539	365	(211)	118,693

Total long-term investments	216,783	1,106	(242)	217,647

	$494,456	$2,952	$(263)	$497,145

Proceeds from the sale of available-for-sale securities for the six months ended June 30, 2009 and 2010, are disclosed separately in the accompanying consolidated statements of cash flows. For the six months ended June 30, 2009 and 2010, there were no gross realized gains or gross realized losses that the Company recognized.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous loss position as June 30, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Type of Security:
Short-term instruments	$9,877	$—	$—	$—	$9,877	$—
Corporate debt securities	170,202	(869)	—	—	170,202	(869)
Municipal securities	32,916	(4)	—	—	32,916	(4)
U.S. government securities	283,079	(6)	—	—	283,079	(6)

Total investments	$496,074	$(879)	$—	$—	$496,074	$(879)

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s corporate debt securities, long and short term, include debt securities issued pursuant to the Temporary Liquidity Guarantee Program which are U.S. Government securities. In addition, the Company’s municipal securities, long and short term, include pre-refunded municipal bonds that are secured by U.S. Treasury securities. The accumulated unrealized gain on available-for-sale securities at December 31, 2009 and June 30, 2010 was as follows:

	December 31, 2009	June 30, 2010
	(in thousands)
Accumulated unrealized gain	$2,689	$2,157

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

As of June 30, 2010	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$9,877	$—	$9,877	$—
Corporate debt securities	170,202	—	168,200	2,002
Municipal securities	32,916	—	32,916	—
U.S. government securities	283,079	—	283,079	—

	$496,074	$—	$494,072	$2,002

As of June 30, 2010, the Company’s investments included $2.0 million of auction rate securities which are classified as long-term investments in marketable securities. Due to uncertainties in the credit markets, the Company has been unable to readily liquidate its investments in auction rate securities. However, during the six months ended June 30, 2010, the Company received cash proceeds of $575,000 in a partial redemption of its auction rate securities. Based on its analysis of impairment factors, including but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of June 30, 2010.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2010	$2,576
Total gains or losses (realized or unrealized)
Included in earnings	1
Included in comprehensive income	—
Purchases, issuances, and settlements	(575)
Transfers in and/or out of Level 3	—

Balance at June 30, 2010	$2,002

Note 6. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2009	June 30, 2010
	(in thousands)
Materials and components	$8,706	$10,788
Inventory and costs related to long-term contracts	74	58
Deferred costs of revenue	8,879	17,751

	$17,659	$28,597

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

Note 7. Accounting for Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Cost of product revenues	$133	$183	$271	$361
Cost of maintenance and services revenues	166	309	331	667
Research and development expenses	249	270	499	526
Selling and marketing expenses	236	217	466	440
General and administrative expenses	189	115	382	235

	$973	$1,094	$1,949	$2,229

The Company recognized income tax benefits relating to the stock based compensation in the table above of approximately $49,000 and $67,000 for the six months ended June 30, 2009 and 2010, respectively. The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested equity share units and other share-based instruments to employees and directors.

Stock Options

There were no stock options granted during the three and six months ended June 30, 2010. The fair values of each award granted under the Company’s stock option plans during the three and six months ended June 30, 2009 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Volatility	46%
Risk-free interest rate	2.0%
Dividend yield	0.00%
Expected life (years)	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three and six months ended June 30, 2009 was $4.69.

The options outstanding as of June 30, 2010 have been granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a 10-year term, and vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A combined summary of the status of stock options granted under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during the six months ended June 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,204,426	$8.77	$5,134
Granted	—	—
Exercised	(44,900)	$2.79
Canceled or forfeited	—	—

Outstanding, June 30, 2010	1,159,526	$9.00	$3,908

Exercisable at June 30, 2010	1,085,622	$8.78	$3,908

Vested and expected to vest	1,149,918	$9.07	$3,908

A total of 2,017,360 options remain available for grant under the Company’s share-based compensation plans at June 30, 2010.

The Company defines in-the-money options at June 30, 2010 as options that had exercise prices that were lower than the $9.01 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at June 30, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 633,226 shares that were in-the-money at that date. There were 633,226 in-the-money options exercisable at June 30, 2010. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2010 was $782,000 and $326,000, respectively, determined as of the date of exercise. As of June 30, 2010, there was approximately $374,000 of total unrecognized compensation cost related to non-vested stock option compensation, that is expected to be recognized over a weighted average period of 0.5 years.

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

A summary of nonvested equity share unit activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested equity share units outstanding at December 31, 2009	720,137	$11.98	$8,624
Granted	335,800	9.17
Vested	(20,163)	9.54
Cancelled or forfeited	(3,750)	10.57

Nonvested equity share units outstanding at June 30, 2010	1,032,024	$11.23	$9,299

Expected to vest	897,861	$9.01	$8,090

The Company recorded $1.6 million and $1.9 million in compensation cost on outstanding nonvested equity share units during the six months ended June 30, 2009 and 2010, respectively. As of June 30, 2010, there was approximately $8.5 million of total unrecognized compensation cost related to nonvested equity share unit-based compensation that is expected to be recognized over a weighted-average period of 3.3 years.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$8,487	$2,749	$17,437	$7,768

Denominator:
Denominator for basic net income per share—weighted average shares	89,631	89,348	89,605	89,452
Dilutive potential common stock options and nonvested shares	923	554	940	548

Denominator for diluted net income per share—adjusted weighted average shares	90,554	89,902	90,545	90,000

Basic net income per share	$0.09	$0.03	$0.19	$0.09

Diluted net income per share	$0.09	$0.03	$0.19	$0.09

During the three months ended June 30, 2009 and 2010, options to purchase 399,931 and 553,735 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the six months ended June 30, 2009 and 2010, options to purchase 399,181 and 547,902, respectively, were similarly excluded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(In thousands)		(In thousands)
Net income	$8,487	$2,749	$17,437	$7,768
Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	1,261	(366)	1,512	(351)
Change in foreign currency translation adjustment	111	(767)	196	(836)

Total comprehensive income	$9,859	$1,616	$19,145	$6,581

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

As of June 30, 2010 the Company had cumulative unrecognized tax benefits of $4.7 million. Included in this balance is approximately $2.9 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The Company believes that it is reasonably possible that there will not be a material change in unrecognized tax benefits within the next 12 months.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2009, the total amount of accrued income tax-related interest and penalties before tax benefits was $2.0 million. During the three and six months ended June 30, 2010, an additional $88,000 and $205,000, respectively, of interest before tax benefits was accrued.

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

Note 11. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of June 30, 2010, deferred revenue related to the agreements entered into in connection with the settlement of the lawsuit was $27.4 million. For the three and six months ended June 30, 2010, the Company recognized $576,000 and $8.1 million, respectively of revenue and $165,000 of settlement income related to the Agreements.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The system was accepted in the fourth quarter of 2008. Deferred revenue related to the contract was $4.3 million as of June 30, 2010. The deferred balance as of June 30, 2010 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 4.6 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. As of June 30, 2010, the Company has $2.2 million in deferred revenue which represents billing for services to be rendered over the remaining contract period.

Note 12. Stock Repurchase Program

On November 3, 2009, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this repurchase program, we repurchased a total of 769,477 shares during May and June 2010 at an aggregate cost of $6.7 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased, using our cash resources, from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases can be discontinued at any time our management feels additional purchases are not warranted. The authorized amount remaining available under our repurchase program for share repurchases was $91.1 million at June 30, 2010. Shares repurchased during the three months ended June 30, 2010 were initially held as treasury shares and then cancelled by the Company prior to the end of such period. The Company recorded the cancellation of these treasury shares as a decrease of $5.1 million to “additional paid in capital” and a decrease of $1.6 million to “retained earnings” in the consolidated balance sheets.

Note 13. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended June 30, 2010
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$6,811	$6,751	$4	$—	$13,566
Maintenance and services revenues	10,412	931	187	298	11,828

Total	$17,223	$7,682	$191	$298	$25,394

	Three months ended June 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$19,967	$1,472	$33	$—	$21,472
Maintenance and services revenues	9,007	763	196	333	10,299

Total	$28,974	$2,235	$229	$333	$31,771

	Six months ended June 30, 2010
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$17,804	$7,263	$226	$—	$25,293
Maintenance and services revenues	21,197	2,256	449	597	24,499

Total	$39,001	$9,519	$675	$597	$49,792

	Six months ended June 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$38,353	$3,659	$126	$—	$42,138
Maintenance and services revenues	17,603	1,956	436	672	20,667

Total	$55,956	$5,615	$562	$672	$62,805

Revenues from external customers in the United States were $16.1 million and $28.2 million for the three months ended June 30, 2010 and 2009, respectively, and $37.3 million and $54.2 million for the six months ended June 30, 2010 and 2009, respectively. Revenues from external customers in the United Kingdom were $6.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively and $6.2 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively

At December 31, 2009 and June 30, 2010, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31, 2009	June 30, 2010
Property and equipment, net of accumulated depreciation in the United States	$34,926	$35,075
Property and equipment, net of accumulated depreciation in other countries	2,626	3,313

	$37,552	$38,388

Intangible assets, net of accumulated amortization in the United States	$3,818	$3,452

Note 14. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. Cogent’s investment in ANP is accounted for under the equity method. The Company’s share of its equity in earnings of the investee, which totaled ($28,000) and $54,000 during the three months ended June 30, 2010 and 2009 and $3,000 and $168,000 during the six months ended June 30, 2010 and 2009, respectively, are reported in the Other, net line item in the Company’s condensed consolidated statement of income.

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

Overview

We are a leading provider of advanced Automated Fingerprint Identification Systems, (“AFIS”), and other fingerprint biometrics solutions to governments, law enforcement agencies and other organizations worldwide. We were incorporated and commenced operations in 1990. We have been researching, designing, developing and marketing AFIS and other fingerprint biometrics solutions since inception. During most of our operating history, we have achieved positive income and cash flows from operations. For the years ended December 31, 2008 and December 31, 2009, our revenues increased as our revenue base diversified from a product and customer standpoint. In addition to our strong AFIS products business, during these periods we experienced significant revenues from three other areas: our maintenance and service revenues increased as a percentage of our total revenues; sales of our web-based application service programs increased; and sales of our handheld mobile scanners became an important contributor to our revenue. We expect these trends to continue in 2010, and believe the result will be revenues increasing in 2010 over 2009 levels. During 2010 we are recognizing revenue from previously announced contracts with customers including Northrop Grumman, U.K. Post Office Limited and the Department of Homeland Security, or DHS, as well as from new contracts with customers such as the DHS and various programs in Europe.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.0 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Revenues recognized under such arrangements were $1.5 million and $2.5 million for the three and six months ended June 30, 2010, respectively

As a result of our analysis of historical maintenance renewals, we determined we no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that have been executed since the three months ended June 30, 2009 and for the arrangements consisting of stand-alone Livescans that have been executed since the three months ended March 31, 2010. During the three and six months ended June 30, 2010 the impact on such arrangements was the deferral of $9.7 million and $10.4 million, respectively of revenue that would have otherwise been recognized. Any new AFIS arrangements or arrangements for stand-alone Livescans that we execute in future periods in which maintenance becomes the only undelivered element and we are unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

•	Cash received from customers in advance of recognition of the related revenue is recorded as deferred revenue.

•

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of June 30, 2010, our net deferred tax assets were $22.7 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting nonvested equity share unit forfeitures and record share-based compensation expense only for those awards that are expected to vest.

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Consolidated Statements of Income Data:
Revenues:
Product revenues	67.6%	53.4%	67.1%	50.8%
Maintenance and services revenues	32.4	46.6	32.9	49.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	24.3	37.9	21.1	28.6
Cost of maintenance and services revenues	11.7	17.3	12.7	18.7

Total cost of revenues	36.0	55.2	33.8	47.3

Gross profit	64.0	44.8	66.2	52.7

Operating expenses:
Research and development	10.9	15.3	11.4	15.4
Selling and marketing	10.6	11.1	10.4	12.3
General and administrative	8.7	9.0	9.2	9.6
Income from settlement of lawsuit	—	(0.1)	—	(0.3)

Total operating expenses (income)	30.2	35.3	31.0	37.0

Operating income	33.8	9.5	35.2	15.7
Interest income	8.6	7.8	9.5	8.0
Other, net	0.5	0.2	0.3	0.7

Income before income taxes	42.9	17.5	45.0	24.4
Income tax provision	16.2	6.7	17.2	8.8

Net income	26.7%	10.8%	27.8%	15.6%

Comparison of Results for the three months ended June 30, 2010 and 2009

Revenues. Revenues were $25.4 million for the three months ended June 30, 2010, compared to $31.8 million for the three months ended June 30, 2009. Product revenues were $13.6 million for the three months ended June 30, 2010, compared to $21.5 million for the three months ended June 30, 2009. The $7.9 million decrease in product revenues was driven primarily by a $10.4 million decrease in product revenue recognized from the DHS and a $3.5 million decrease in product revenue in connection with contracts relating to HP Italy, Santa Cruz and Ohio. This decrease was partially offset by $6.0 million of product revenue recognized related to UK Post Office.

Maintenance and services revenues increased to $11.8 million for the three months ended June 30, 2010 from $10.3 million for the three months ended June 30, 2009. The increase of $1.5 million, or 14.6%, was primarily due to an increase in maintenance renewals and engineering services associated with an increasing base of customers.

        Gross Profit. Gross profit as a percentage of revenues was 44.8% for the three months ended June 30, 2010, compared to 64.0% for the three months ended June 30, 2009. Product gross margins were 29.0% for the three months ended June 30, 2010, compared to 64.0% for the three months ended June 30, 2009. The decrease in margins on product revenues was primarily due to recognizing a greater portion of product revenues from hardware intensive solutions, such as provided to the UK Post Office, which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues were $4.4 million for the three months ended June 30, 2010 compared to $3.7 million for the three months ended June 30, 2009. Expenses relating to these costs increased as a percentage of revenues from 11.7% for the three months ended June 30, 2009 to 17.3% for the three months ended June 30, 2010. This increase was primarily the result of higher maintenance expenses associated with an increasing base of customers. Gross margins on maintenance and services decreased from 63.8% during the three months ended June 30, 2009 to 62.8% during the three months ended June 30, 2010 primarily due to timing of maintenance renewal revenues.

Research and Development. Research and development expenses increased 11.4% to $3.9 million for the three months ended June 30, 2010 from $3.5 million for three months ended June 30, 2009. The increase in research and development expenses was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount. In connection with our effort to develop new products and enhance our current product offerings, we increased research and development headcount by 17% to 171 as of June 30, 2010 from 146 as of June 30, 2009.

Selling and Marketing. Selling and marketing expenses decreased $0.6 million, or 17.6%, to $2.8 million for the three months ended June 30, 2010, compared to $3.4 million for the three months ended June 30, 2009. The decrease in selling and marketing expenses was primarily due to a decrease in consulting and professional services of $603,000, which was partially offset by an increase in salary expense and other labor related costs of $99,000. The increase in labor related costs was driven by an increase in headcount to support business development and proposal activities.

General and Administrative. General and administrative expenses were $2.3 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively. The decrease in general and administrative expenses was primarily due to a decrease in legal and accounting fees of $268,000.

Interest Income. We earned interest income of $2.0 million during the three months ended June 30, 2010, compared to $2.7 million during the three months ended June 30, 2009. The decrease in interest income was primarily due to a lower cash balance, holding a higher amount of securities issued or guaranteed by the U.S. Government which have lower interest rates than less secure investments, and a decrease in interest rates in general.

Income Tax Provision. We recognized an income tax provision of $1.7 million during the three months ended June 30, 2010. Our effective tax rate of 38.1% for the three months ended June 30, 2010 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $5.2 million, with an effective tax rate of 37.8%, during the three months ended June 30, 2009.

Comparison of Results for the six months ended June 30, 2010 and 2009

Revenues. Revenues were $49.8 million for the six months ended June 30, 2010, compared to $62.8 million for the six months ended June 30, 2009. Product revenues were $25.3 million for the six months ended June 30, 2010, compared to $42.1 million for the six months ended June 30, 2009. The $16.8 million decrease in product revenues was primarily due to a decrease in product revenues recognized from the DHS of $23.6 million and a $11.3 million decrease in product revenue in connection with contracts such as HP Italy, Spain, Santa Cruz and Ohio. This decrease was partially offset by an increase of $6.8 million of revenue from Northrop Grumman and $6.0 million of product revenue recognized related to the UK Post Office.

Maintenance and services revenues increased to $24.5 million for the six months ended June 30, 2010 from $20.7 million for the six months ended June 30, 2009. The increase of $3.8 million, or 18.4%, was primarily due to an increase in maintenance renewals and engineering services associated with an increasing base of customers.

Gross Profit. Gross profit as a percentage of revenues was 52.7% for the six months ended June 30, 2010, compared to 66.2% for the six months ended June 30, 2009. Product gross margins were 43.7% for the six months ended June 30, 2010, compared to 68.5% for the six months ended June 30, 2009. The decline in margins on product revenues was primarily due to a change in the mix of products sold during the six months ended June 30, 2010. During the six months ended June 30, 2010 we recognized a greater portion of our revenues from hardware intensive solutions, such as provided to the UK Post Office, which typically have lower margins than our software intensive solutions.

        Costs of maintenance and service revenues increased $1.3 million, or 16.3%, to $9.3 million for the six months ended June 30, 2010 from $8.0 million for the six months ended June 30, 2009. This increase was primarily the result of higher maintenance expenses associated with an increasing base of customers. Margins on maintenance and services increased slightly from 61.3% during the six months ended June 30, 2009 to 62.1% during the six months ended June 30, 2010.

Research and Development. Research and development expenses increased $0.5 million, or 6.9%, to $7.7 million for the six months ended June 30, 2010, compared to $7.2 million for the six months ended June 30, 2009. The increase in research and development expenses was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount. In connection with our effort to develop new products and enhance our current product offerings, we increased research and development headcount by 17% to 171 as of June 30, 2010 from 146 as of June 30, 2009.

Selling and Marketing. Selling and marketing expenses decreased $0.4 million, or 6.2%, to $6.1 million for the six months ended June 30, 2010, compared to $6.5 million for the six months ended June 30, 2009. The decrease in selling and marketing expenses was primarily due to a decrease in consulting and professional services of $760,000 which was partially offset by an increase in salary expense and other labor related costs of 198,000. The increase in labor related costs was driven by an increase in headcount to support business development and proposal activities.

General and Administrative. General and administrative expenses were $4.8 and $5.8 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in general and administrative expenses was primarily due to a decrease in legal and accounting fees of $513,000.

Interest Income. We earned interest income of $4.0 million during the six months ended June 30, 2010, compared to $6.0 million during the six months ended June 30, 2009. The decrease in interest income was primarily due to a lower cash balance, holding a higher amount of securities issued or guaranteed by the U.S. Government which have lower interest rates than less secure investments, and a decrease in interest rates in general.

Income Tax Provision. We recognized an income tax provision of $4.4 million during the six months ended June 30, 2010. Our effective tax rate of 36.0% for the six months ended June 30, 2010 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction as well as state research and development credits and benefits resulting from the disqualifying disposition of incentive stock options. We recognized an income tax provision of $10.8 million, with an effective tax rate of 38.3%, during the six months ended June 30, 2009. Our effective rate decreased from the six months ended June 30, 2009 compared to June 30, 2010 due primarily to a tax law change in the California with respect to apportioning income that resulted in additional tax provision expense in the six months ended June 30, 2009.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of June 30, 2010, we had $17.9 million in cash and $496 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the six months ended June 30, 2009 and 2010 was as follows:

	Six Months Ended June 30,
	2009	2010
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$17,437	$7,768
Changes in:
Billed and unbilled accounts receivable	14,650	(8,580)
Inventory and contract related costs	(3,914)	(10,966)
Deferred revenues	10,124	21,607
Prepaids and other assets	590	(8,567)
Accounts payable and accrued expenses	7,460	(2,373)
Net other activity	6,487	3,114

Net cash provided by operating activities	$52,834	$2,003

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

Cash provided by operating activities was reduced by $50.8 million over the prior year same period primarily due to the decrease in net income compounded by an increase in income tax payments of $9.3 million as well as an increase in accounts receivable. The increase in accounts receivable for the six months ended June 30, 2010 is primarily due to the timing of billing and the related collections for DHS. During the three months ended June 30, 2009 we experienced strong cash collections on our accounts receivable balances which contributed to the cash provided by operations during that period.

The increase in deferred revenues of $21.6 million during the six months ended June 30, 2010 was primarily due to an increase in deferred revenue of $12.4 million from DHS orders as well as deferred revenue of $9.2 million from other contracts including LA Sheriffs Department, the U.K. National Mobile Identification Project and the U.K. Post Office

The increase in inventory and contract related costs of $11.0 million during the six months ended June 30, 2010 was primarily due to the build-up of inventory for fulfillment of equipment requirements for various projects.such as the U.K. National Mobile Identification Project and U.K. Post Office contracts.

Our cash flows from income taxes could be impacted depending on the timing of disqualifying dispositions. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

Cash Used In Investing Activities

Net cash used in investing activities was $30.9 million and $5.4 million for the six months ended June 30, 2009 and 2010, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash used of $29.4 million and $3.2 million during the six months ended June 30, 2009 and 2010, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $1.5 million and $2.2 million for the six months ended June 30, 2009 and 2010, respectively.

Cash Provided by (Used In) Financing Activities

Cash provided by (used in) financing activities was $178,000 and $(6.6) million for the six months ended June 30, 2009 and 2010, respectively. Proceeds from the exercise of stock options were $114,000 and $127,000 during the six months ended June 30, 2009 and 2010, respectively. We classified the cash flows resulting from the excess tax benefits from share-based compensation as financing cash flows.

On November 3, 2009, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this repurchase program, we repurchased a total of 769,477 shares during May and June 2010 at an aggregate cost of $6.7 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased, using our cash resources, from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases can be discontinued at any time our management feels additional purchases are not warranted. The authorized amount remaining available under our repurchase program for share repurchases was $91.1 million at June 30, 2010.

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

At June 30, 2010 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Note 15 to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $4.7 million as of June 30, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

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

Other new pronouncements issued but not effective until after June 30, 2010, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

In 2009 and for the six months ended June 30, 2010, we derived 41% and 53% respectively, of our revenues from a limited number of customers.

In each fiscal period we have derived, and we believe that in each future fiscal period we will continue to derive, a significant portion of our revenues from a limited number of customers. In 2009, the DHS accounted for 41% of our revenues, and in the six months ended June 30, 2010, the DHS, Northrop Grumman and the UK Post Office accounted for 25%, 16% and12%, respectively, of our revenues. We do not have any long-term contracts with any of our customers, including the DHS, for the sale of our products, and our future sales will depend upon the receipt of new orders. To the extent that any significant customer, like the DHS, reduces or delays its purchases from us or terminates its relationship with us, our revenues would decline significantly and our financial condition and results of operations would suffer substantially. For example, a delay in the rollout of US-VISIT, or the completion of the implementation of that program, resulting in a decrease or cessation of orders for our products from the DHS, would materially affect our business.

In 2009 and for the six months ended June 30, 2010, we derived 79% and 73% respectively, of our revenues from the sale of our solutions either directly or indirectly to U.S. government entities pursuant to government contracts, which involve competitive bidding and may be subject to cancellation or delay without penalty, any of which may produce volatility in our revenues and earnings.

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

Deployments of our solutions often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with our customers and to effectively manage the projects and deploy appropriate resources, including our own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in reputational damage or even claims for substantial monetary damages against us. In addition, we sometimes guarantee customers that we will complete a project by a scheduled date or that our solutions will achieve defined performance standards. If our solutions experience a performance problem, we may not be able to recover the additional costs we will incur in our remedial efforts, which could materially impair profit from a particular project. Moreover, 25% of our revenues in 2009 and 47% of our revenues for the six months ended June 30, 2010 were derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which we have agreed to capped or fixed fees, our financial results could be adversely affected.

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

Ming Hsieh, our Chief Executive Officer, controlled a significant amount of our outstanding common stock as of June 30, 2010. As a result, he is able to substantially influence matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that other stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

In 2009 and for the six months ended June 30, 2010, revenues outside of the Americas accounted for approximately 16% and 22%, respectively, of our total revenues. We also currently have international operations, including offices in Austria, Canada, China, Taiwan and the United Kingdom. Our international revenues and operations are subject to a number of material risks, including, but not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock we made during the quarterly period ended June 30, 2010:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	—	$—	—	97,858,424
May 1, 2010 – May 31, 2010	337,326	8.73	337,326	94,915,169
June 1, 2010 – June 30, 2010	432,151	8.72	432,151	91,146,031

Total	769,477		769,477	91,146,031

(1)	On November 3, 2009, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this repurchase program, we repurchased a total of 769,477 shares during May and June 2010 at an aggregate cost of $6.7 million. We are not obligated to purchase any shares. Depending on market conditions, shares may be repurchased, using our cash resources, from time to time at prevailing market prices through open market or negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in such amounts as our management deems appropriate. Purchases can be discontinued at any time our management feels additional purchases are not warranted. The authorized amount remaining available under our repurchase program for share repurchases was $91.1 million at June 30, 2010.

Item 6.	Exhibits

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2010