Form 10-Q
period 2010-09-30
Cogent, Inc.
filed 2010-11-08
CIK 1289434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 4, 2010, there were 88,616,989 shares of the registrant’s common stock outstanding.

COGENT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COGENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	December 31, 2009	September 30, 2010
ASSETS
Current assets:
Cash	$28,726	$32,991
Investments in marketable securities	279,498	276,393
Billed accounts receivable, net of allowance for doubtful accounts of $1,215 and $1,788 at December 31, 2009 and September 30, 2010, respectively	19,984	33,625
Unbilled accounts receivable	2,152	433
Inventory and contract related costs	16,596	26,594
Prepaid expenses and other current assets	8,477	14,443
Deferred income taxes	12,059	11,764

Total current assets	367,492	396,243
Investments in marketable securities	217,647	223,818
Inventory and contract related costs	1,063	6,741
Property and equipment, net	37,552	38,304
Deferred income taxes	9,162	10,474
Intangible and other assets	7,647	14,604

Total assets	$640,563	$690,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,451	$8,781
Accrued expenses	12,042	9,864
Deferred revenues	39,597	88,006

Total current liabilities	56,090	106,651
Long-term liabilities
Deferred revenues	22,376	20,436
Other liabilities	10,010	7,043

Total liabilities	88,476	134,130

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2009 and September 30, 2010, respectively	—	—
Common stock, $0.001 par value; 245,000,000 shares authorized; 89,548,375 and 88,500,886 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	120	120
Additional paid-in capital	384,237	380,260
Retained earnings	164,858	172,496
Accumulated other comprehensive income	2,872	3,178

Total stockholders’ equity	552,087	556,054

Total liabilities and stockholders’ equity	$640,563	$690,184

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2010	2009	2010
Revenues:
Product revenues	$19,042	$17,205	$61,180	$42,498
Maintenance and services revenues	9,826	11,204	30,493	35,703

Total revenues	28,868	28,409	91,673	78,201

Cost of revenues:
Cost of product revenues	9,636	8,071	22,916	22,315
Cost of maintenance and services revenues	3,870	4,831	11,863	14,119

Total cost of revenues	13,506	12,902	34,779	36,434

Gross profit	15,362	15,507	56,894	41,767

Operating expenses (income):
Research and development	3,941	4,208	11,121	11,899
Selling and marketing	3,365	3,655	9,880	9,774
General and administrative	2,154	6,377	7,927	11,181
Income from settlement of lawsuit	—	(24)	—	(189)

Total operating expenses	9,460	14,216	28,928	32,665

Operating income	5,902	1,291	27,966	9,102
Other income:
Interest income	2,437	1,983	8,429	5,979
Other, net	117	577	317	903

Total other income	2,554	2,560	8,746	6,882

Income before income taxes	8,456	3,851	36,712	15,984
Income tax provision	2,796	1,128	13,615	5,493

Net income	$5,660	$2,723	$23,097	$10,491

Basic net income per share	$0.06	$0.03	$0.26	$0.12

Diluted net income per share	$0.06	$0.03	$0.26	$0.12

Shares used in computing basic net income per share	89,676	88,649	89,629	89,182

Shares used in computing diluted net income per share	90,632	89,286	90,567	89,765

See accompanying notes to unaudited condensed consolidated financial statements.

COGENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash Flows from operating activities:
Net income	$23,097	$10,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,484	3,060
Allowance for doubtful accounts	384	(573)
Share-based compensation	2,996	3,381
Excess tax benefit from share-based compensation	(176)	(207)
Amortization of bond premium on available for sale securities	6,016	5,280
Equity in earnings of investee	(182)	(181)
Deferred income taxes	(1,057)	(1,311)
Changes in assets and liabilities:
Billed accounts receivable	12,341	(12,822)
Unbilled accounts receivable	726	1,719
Inventory and contract related costs	(1,274)	(15,830)
Prepaid expenses and other current assets	509	(6,010)
Other assets	103	(7,301)
Accounts payable	1,022	4,276
Accrued expenses	9,735	(2,103)
Other liabilities	431	(2,967)
Deferred revenues	1,242	46,499

Net cash provided by operating activities	58,397	25,401

Cash Flows from investing activities:
Purchase of available-for-sale securities	(343,467)	(304,490)
Proceeds from maturities of available-for-sale securities	289,509	296,830
Purchase of property and equipment	(2,285)	(3,245)

Net cash used in investing activities	(56,243)	(10,905)

Cash Flows from financing activities:
Payment of employment taxes related to release of nonvested share awards	(211)	(182)
Proceeds from the exercise of stock options	281	758
Excess tax benefit from share-based compensation	176	207
Repurchase of common stock	—	(10,893)

Net cash provided by (used in) financing activities	246	(10,110)

Effect of exchange rate changes on cash	293	(121)

Net increase in cash	2,693	4,265
Cash, beginning of period	34,862	28,726

Cash, end of period	$37,555	$32,991

Supplemental disclosures of cash flow information
Cash received (paid) during the period for:
Interest income	$15,526	$12,078
Income taxes	$(2,136)	$(10,271)
Supplemental disclosures of non-cash activities:
Share-based compensation, capitalized and deferred as inventory and contract related costs	$53	$—
Property and equipment included in accounts payable	$28	$197

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

On August 29, 2010, Cogent, 3M Company (“3M”) and Ventura Acquisition Corporation (“Purchaser”), a wholly owned subsidiary of 3M, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser agreed to purchase all outstanding shares of the common stock, $0.001 par value per share, of Cogent (the “Shares”) at a price of $10.50 per Share, net to the seller in cash (the “Offer Price”), without interest thereon and less any required withholding taxes upon the terms and subject to the conditions set forth in the Offer to Purchase dated September 10, 2010 (as amended or supplemented, the “Offer to Purchase”), and the related Letter of Transmittal (which, together with the Offer to Purchase, constitute the “Offer”).

On October 26, 2010, Purchaser completed the Offer and as of such date owned approximately 64.9 million Shares, representing approximately 73.3 percent of Cogent’s outstanding Shares. As a result of the Offer, Cogent is a “controlled company” under the NASDAQ corporate governance rules, and therefore is entitled to exemptions from certain of the NASDAQ corporate governance rules. Among other things, Cogent is not required to have a majority of its directors be independent. 3M has exercised its rights under the Merger Agreement to designate members of Cogent’s board of directors, and 3M’s designees currently constitute a majority of Cogent’s board.

As contemplated by the terms of the Merger Agreement, 3M expects to acquire the remaining Shares in a second-step merger in which each outstanding Share that was not acquired by Purchaser in the Offer (and other than Shares as to which appraisal rights under Delaware law are properly exercised) will be converted into the right to receive the Offer Price (without interest and subject to applicable withholding taxes) and Cogent will become a wholly-owned subsidiary of 3M. The second-step merger will be completed following approval of the merger at a special meeting of Cogent shareholders to be held on December 1, 2010. Purchaser will vote all of the Shares it acquired in the Offer in favor of approving and adopting the Merger Agreement, and such vote is sufficient to assure approval and adoption of the Merger Agreement at the special meeting. As a result, the affirmative vote of other Cogent shareholders is not required to approve and adopt the Merger Agreement. After the merger is completed, (i) Cogent shareholders (other than 3M and its affiliates) will no longer have any interest in, and no longer be shareholders of, Cogent, and will not participate in any of Cogent’s future earnings or growth, (ii) the Shares will no longer be listed on the NASDAQ Global Select Market and price quotations with respect to the Shares in the public market will no longer be available; and (iii) the registration of the Shares under the Securities Exchange Act of 1934, as amended, will be terminated.

Security holders are advised to read the proxy statement and other documents for use at the special meeting of shareholders of Cogent because they contain important information. A definitive proxy statement and form of proxy has been mailed to shareholders of Cogent and, along with other relevant documents, is available at no charge at the Securities and Exchange Commission’s website at http://www.sec.gov or by contacting Georgeson, Inc. toll-free at 800-509-0976, collect at 212-440-9800 or at 199 Water Street, 26th Floor, New York, New York 10038. Information relating to the participants in the proxy solicitation in connection with the special meeting of shareholders is contained in the proxy statement.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2009 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or (“GAAP”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2010, and its results of operations and cash flows for the three and nine months ended September 30, 2009 and 2010. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the December 31, 2009 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.2 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. Revenues recognized under such arrangements were $6.1 million and $9.1 million for the three and nine months ended September 30, 2010, respectively.

As a result of our analysis of historical maintenance renewals, the Company determined it no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that have been executed since the three months ended June 30, 2009 and for the arrangements consisting of stand-alone Livescans that have been executed since the three months ended March 31, 2010. During the three and nine months ended September 30, 2010 the impact on such arrangements was the deferral of $28.8 million and $38.6 million, respectively, of revenue that would have otherwise been recognized. Any new AFIS arrangements or arrangements for stand-alone Livescans that the Company executes in future periods in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

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

Concentration

The Company derives a significant portion of its revenues and accounts receivable from a limited number of customers as described below:

	Three months ended September 30,		Nine months ended September 30,
Percentage of Revenues	2009	2010	2009	2010
Customer A	45%	39%	51%	30%
Customer B	*	11%	*	12%
Customer C	*	*	*	12%
Customer D	10%	*	*	*

(*)	Amounts do not exceed 10% for such period

Percentage of Billed Accounts Receivable	December 31, 2009	September 30, 2010
Customer A	20%	32%
Customer B	*	*
Customer C	*	*
Customer D	*	*
Customer E	15%	*

(*)	Amounts do not exceed 10% for such period

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

Other new pronouncements issued but not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

As of September 30, 2010, the Company had received cash payments aggregating $45 million of the total $60.0 million due under the Agreements. The remaining $15 million payable pursuant to the Product and Services Agreement is due as products or services are purchased under the agreement or, to the extent the entire $15 million is not paid pursuant to purchases under the agreement, any remaining balance is due upon expiration of the agreement in December 2012. Of the total payments received under the Agreements, $10.0 million was recognized in January 2008 as income from settlement of a lawsuit in the consolidated statement of income. This $10.0 million represents the residual value allocated to the Settlement Agreement out of the total fair value of the Agreements of $60.0 million. The Company recognizes revenue under the Software License Agreement and the Products and Services Agreement, on a combined basis, based on the lowest proportion of revenue recognizable under the contracts. The Company recognized approximately $7.8 million of product revenue and $1.4 million of maintenance and service revenue under the combined Software License Agreement and the Product and Services Agreement for the nine months ended September 30, 2010. Additionally, $189,000 relating to the guaranteed payment component of the Product and Services Agreement was recognized as income from settlement of a lawsuit in the accompanying consolidated statement of income during the nine months ended September 30, 2010. Total deferred revenue from Northrop pursuant to the Agreements was $26.2 million as of September 30, 2010.

Note 4. Intangible Assets, Goodwill and Other Assets

Intangible Assets and Goodwill

Goodwill is tested for impairment at least annually and more frequently if an event occurs to indicate it may be impaired. Based on its annual impairment test in 2009, the Company determined that goodwill was not impaired. Furthermore, the Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill or other intangible assets would not be recoverable as of December 31, 2009 and September 30, 2010.

The following table provides information regarding the Company’s intangible assets with finite lives at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009				September 30, 2010
	Useful lives (years)	Gross carrying amount	Accumulated amortization	Net amount	Gross carrying amount	Accumulated amortization	Net amount
Backlog	<1	$260	$260	$—	$260	$260	$—
Customer relationships	3	1,500	833	667	1,500	1,208	292
Non-compete agreement	3	400	222	178	400	322	78
Patents	5	750	700	50	750	750	—

Total		$2,910	$2,015	$895	$2,910	$2,540	$370

Amortization expense for intangible assets with finite lives was $196,000 and $158,000 for the three months ended September 30, 2009 and 2010, and $588,000 and $525,000 for the nine months ended September 30, 2009 and 2010, respectively.

Estimated amortization expense for the next five years is expected to be $159,000 for the remainder of 2010, $211,000 in 2011 and zero thereafter. As of December 31, 2009 and September 30, 2010, the Company had intangible assets not subject to amortization in the amount $2.9 million which relates to goodwill from the Company’s April 2008 acquisition of the Security Solutions Division of MAXIMUS, Inc.

Intangibles and goodwill are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g. when there is evidence of impairment). At September 30, 2010, no fair value adjustments were required.

Net Investment in Sales-Type Lease

To the extent an element within our software arrangements falls within a level of accounting literature that is higher than the FASB guidance on software revenue recognition, we record revenue on such elements in accordance with the relevant authoritative literature. For arrangements that contain the lease of equipment, we account for the lease element in accordance with authoritative guidance issued by the FASB on accounting for leases and account for the remaining elements in the arrangement in accordance with authoritative guidance issued by the FASB on software revenue recognition. The Company’s contract with the UK Post Office contains lease elements that were recognized in the accompanying consolidated financial statements in the three months ended September 30, 2010. The lease elements were treated as a sales-type lease according to the FASB guidance and resulted in the recognition of product revenues of $3.3 million and cost of product revenues of $2.9 million during the three months ended September 30, 2010 and product revenues of $9.3 million and cost of product revenues of $8.3 million during the nine months ended September 30, 2010. As of September 30, 2010, the net investment in the lease amounted to $8.4 million, of which the current portion in the amount of $1.8 million is classified in prepaid expenses and other current assets and the noncurrent portion in the amount of $6.6 million is classified within intangibles and other assets in the accompanying consolidated balance sheet. As of September 30, 2010, the total minimum lease payments amounted to $8.9 million, unearned interest income amounted to $484,000, and the minimum lease payments for each of the five succeeding fiscal years are as follows: $503,000 in 2010, $2.0 million in 2011, $2.0 million in 2012, $2.0 million in 2013, $2.0 million in 2014. The contract does not contain any guaranteed or unguaranteed residual value or contingent rentals.

Note 5. Investments in Marketable Securities

The Company has investments classified as available-for-sale securities included in short-term and long-term investments, categorized as follows (in thousands):

September 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of Security
Short-term instruments	$16,375	$—	$—	$16,375
Corporate debt securities with maturities of less than one year	61,184	136	(1)	61,319
Municipal securities with maturities of less than one year	19,081	6	(5)	19,082
U.S. government securities with maturities of less than one year	179,394	227	(4)	179,617

Total short-term investments	276,034	369	(10)	276,393

Corporate debt securities with maturities between one and three years	126,932	2,184	(19)	129,097
Municipal securities with maturities between one and three years	1,708	18	—	1,726
U.S. government securities with maturities between one and three years	92,161	836	(2)	92,995

Total long-term investments	220,801	3,038	(21)	223,818

	$496,835	$3,407	$(31)	$500,211

December 31, 2009

Type of Security
Short-term instruments	$5,107	$—	$—	$5,107
Corporate debt securities with maturities of less than one year	75,299	734		76,033
Municipal securities with maturities of less than one year	46,544	227	—	46,771
U.S. government securities with maturities of less than one year	150,723	885	(21)	151,587

Total short-term investments	277,673	1,846	(21)	279,498

Corporate debt securities with maturities between one and three years	98,244	741	(31)	98,954
U.S. government securities with maturities between one and two years	118,539	365	(211)	118,693

Total long-term investments	216,783	1,106	(242)	217,647

	$494,456	$2,952	$(263)	$497,145

Proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2009 and 2010, are disclosed separately in the accompanying consolidated statements of cash flows. For the nine months ended September 30, 2009 and 2010, there were no gross realized gains or gross realized losses that the Company recognized.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous loss position as September 30, 2010.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Type of Security:
Short-term instruments	$16,375	$—	$—	$—	$16,375	$—
Corporate debt securities	190,416	(20)	—	—	190,416	(20)
Municipal securities	20,808	(5)	—	—	20,808	(5)
U.S. government securities	272,612	(6)	—	—	272,612	(6)

Total investments	$500,211	$(31)	$—	$—	$500,211	$(31)

The Company’s short-term instruments consist primarily of money market funds, certificates of deposit and commercial paper. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The Company’s corporate debt securities, long and short term, include debt securities issued pursuant to the Temporary Liquidity Guarantee Program which are U.S. Government securities. In addition, the Company’s municipal securities, long and short term, include pre-refunded municipal bonds that are secured by U.S. Treasury securities. The accumulated unrealized gain on available-for-sale securities at December 31, 2009 and September 30, 2010 was as follows:

	December 31, 2009	September 30, 2010
	(in thousands)
Accumulated unrealized gain	$2,689	$3,376

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

As of September 30, 2010	Fair value	Level 1	Level 2	Level 3
	(in thousands)
Short-term instruments	$16,375	$—	$16,375	$—
Corporate debt securities	190,416	—	188,416	2,000
Municipal securities	20,808	—	20,808	—
U.S. government securities	272,612	—	272,612	—

	$500,211	$—	$498,211	$2,000

As of September 30, 2010, the Company’s investments included $2.0 million of auction rate securities which are classified as long-term investments in marketable securities. Due to uncertainties in the credit markets, the Company has been unable to readily liquidate its investments in auction rate securities. However, during the nine months ended September 30, 2010, the Company received cash proceeds of $575,000 in a partial redemption of its auction rate securities. Based on its analysis of impairment factors, including but not limited to, whether the credit ratings of the issuers deteriorate, or the collateral of the securities deteriorates, the Company’s auction rate securities are not deemed to be impaired as of September 30, 2010.

The following table sets forth a reconciliation of changes in the fair value of financial assets classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs Level 3
(in thousands)
Balance at January 1, 2010	$2,576
Total gains or losses (realized or unrealized)
Included in earnings	(1)
Included in comprehensive income	—
Purchases, issuances, and settlements	(575)
Transfers in and/or out of Level 3	—

Balance at September 30, 2010	$2,000

Note 6. Inventory and Contract Related Costs

Inventory and contract related costs consist of the following:

	December 31, 2009	September 30, 2010
	(in thousands)
Materials and components	$8,706	$11,661
Inventory and costs related to long-term contracts	74	58
Deferred costs of revenue	8,879	21,616

	$17,659	$33,335

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

Note 7. Accounting for Share-Based Compensation

Share-based compensation expense included in the Company’s results of operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Cost of product revenues	$127	$198	$398	$559
Cost of maintenance and services revenues	175	329	506	996
Research and development expenses	266	264	765	790
Selling and marketing expenses	230	240	696	680
General and administrative expenses	194	121	576	356

	$992	$1,152	$2,941	$3,381

The Company recognized income tax benefits relating to the stock based compensation in the table above of approximately $101,000 and $172,000 for the nine months ended September 30, 2009 and 2010, respectively. The Company has two stock option plans, the 2000 Stock Option Plan and the 2004 Equity Incentive Plan, which authorize the issuance of stock options, nonvested equity share units and other share-based instruments to employees and directors.

Stock Options

There were no stock options granted during the three and nine months ended September 30, 2010. The fair values of each award granted under the Company’s stock option plans during the three and nine months ended September 30, 2009 were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Volatility	46%
Risk-free interest rate	2.0%
Dividend yield	0.00%
Expected life (years)	6.1

The weighted average estimated grant date fair value of options granted under the Company’s stock option plans for the three and nine months ended September 30, 2009 was $4.69 per share.

The options outstanding as of September 30, 2010 have been granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant with a 10-year term, and vest 25% at the completion of the first year and vest quarterly thereafter over the remaining three-year period. A combined summary of the status of stock options granted under the 2000 Stock Option Plan and the 2004 Equity Incentive Plan as well as changes during the nine months ended September 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,204,426	$8.77	$5,134
Granted	—	—
Exercised	(171,386)	$4.70
Canceled or forfeited	(187)	$14.41

Outstanding, September 30, 2010	1,032,853	$9.44	$4,279

Exercisable at September 30, 2010	978,251	$9.29	$4,279

Vested and expected to vest	1,025,755	$9.51	$4,288

A total of 2,004,947 options remain available for grant under the Company’s share-based compensation plans at September 30, 2010.

The Company defines in-the-money options at September 30, 2010 as options that had exercise prices that were lower than the $10.64 fair market value of its common stock at that date. The aggregate intrinsic value of options outstanding at September 30, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock for the 564,865 shares that were in-the-money at that date. There were 548,865 in-the-money options exercisable at September 30, 2010. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2010 was $1.2 million and $1.0 million respectively, determined as of the date of exercise. As of September 30, 2010, there was approximately $265,000 of total unrecognized compensation cost related to non-vested stock option compensation that is expected to be recognized over a weighted average period of 0.8 years.

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

A summary of nonvested equity share unit activity for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Nonvested equity share units outstanding at December 31, 2009	720,137	$11.98	$8,624
Granted	352,800	9.14
Vested	(55,888)	8.88
Cancelled or forfeited	(23,750)	11.23

Nonvested equity share units outstanding at September 30, 2010	993,299	$11.58	$11,504

Expected to vest	864,170	$10.64	$9,195

The Company recorded $2.4 million and $2.9 million in compensation cost on outstanding nonvested equity share units during the nine months ended September 30, 2009 and 2010, respectively. As of September 30, 2010, there was approximately $7.4 million of total unrecognized compensation cost related to nonvested equity share unit-based compensation that is expected to be recognized over a weighted-average period of 3.1 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
Numerator:
Net income available to common stockholders	$5,660	$2,723	$23,097	$10,491

Denominator:
Denominator for basic net income per share—weighted average shares	89,676	88,649	89,629	89,182
Dilutive potential common stock options and nonvested shares	956	637	938	583

Denominator for diluted net income per share—adjusted weighted average shares	90,632	89,286	90,567	89,765

Basic net income per share	$0.06	$0.03	$0.26	$0.12

Diluted net income per share	$0.06	$0.03	$0.26	$0.12

During the three months ended September 30, 2009 and 2010, options to purchase 438,750 and 498,988 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for each of these respective periods. For the nine months ended September 30, 2009 and 2010, options to purchase 399,500 and 498,988, respectively, were similarly excluded.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2010	2009	2010
	(In thousands)		(In thousands)
Net income	$5,660	$2,723	$23,097	$10,491
Other comprehensive income (loss):
Change in unrealized gain (loss), net of tax	465	743	1,977	392
Change in foreign currency translation adjustment	(17)	750	181	(86)

Total comprehensive income	$6,108	$4,216	$25,255	$10,797

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

As of September 30, 2010 the Company had cumulative unrecognized tax benefits of $4.7 million. Included in this balance is approximately $2.9 million related to items that would affect other tax accounts, primarily deferred income taxes, if recognized. The Company believes that it is reasonably possible that there will not be a material change in unrecognized tax benefits within the next 12 months.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2009, the total amount of accrued income tax-related interest and penalties before tax benefits was $2.0 million. During the three and nine months ended September 30, 2010, an additional $88,000 and $294,000, respectively, of interest before tax benefits was accrued.

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

Note 11. Deferred Revenues and Deferred Costs

In December 2007, the Company settled its lawsuit with Northrop Grumman (See Note 3). As of September 30, 2010, deferred revenue related to the agreements entered into in connection with the settlement of the lawsuit was $26.2 million. For the three and nine months ended September 30, 2010, the Company recognized $1.2 million and $9.2 million, respectively, of revenue and $24,000 million and $189,000 million, respectively, of settlement income related to the Agreements.

In November 2007, the Company entered into a contract to provide a turnkey AFIS to certain law enforcement agencies in Spain for $11.0 million. The system was accepted in the fourth quarter of 2008. Deferred revenue related to the contract was $4.0 million as of September 30, 2010. The deferred balance as of September 30, 2010 consists primarily of unamortized maintenance revenue which will be recognized over the remaining contract period of 4.3 years.

In August 2006, the Company entered into a contract with a law enforcement agency in Maryland to provide an integrated AFIS system as well as provide other services to re-engineer some of their clearance and record maintenance systems. As of September 30, 2010, the Company has $2.2 million in deferred revenue which represents billing for services to be rendered over the remaining contract period.

As a result of our analysis of historical maintenance renewals, the Company determined it no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that have been executed since the three months ended June 30, 2009 and for the arrangements consisting of stand-alone Livescans that have been executed since the three months ended March 31, 2010. AFIS arrangements or arrangements for stand-alone Livescans in which maintenance becomes the only undelivered element and the Company is unable to establish VSOE of maintenance, typically result in the total payments due under the arrangement being deferred and recognized as revenue ratably over the contractual maintenance term, which is generally one year. This has resulted in a significant increase in deferred revenues as of September 30, 2010 compared to prior periods. During the three and nine months ended September 30, 2010 the impact on such arrangements was the deferral of $28.8 million and $38.6 million, respectively, of revenue that would have otherwise been recognized.

Note 12. Stock Repurchase Program

On November 3, 2009, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this repurchase program, we repurchased, in the open market, a total of 481,785 shares during July and August 2010 at an aggregate cost of $4.2 million and a total of 769,477 shares during the three months ended June 30, 2010 at an aggregate cost of $6.7 million. In accordance with the terms of the Merger Agreement (which prohibits us from purchasing any of our shares), we have not purchased any of our shares since August 29, 2010, and we do not intend to make any further purchases under the repurchase program. Shares repurchased during the three months ended September 30, 2010 were initially held as treasury shares and then cancelled by the Company prior to the end of such period. The Company recorded the cancellation of these treasury shares as a decrease of $3.0 million to “additional paid in capital” and a decrease of $1.2 million to “retained earnings” in the consolidated balance sheets.

Note 13. Segment Information

The Company considers its business activities to constitute a single segment. A summary of the Company’s revenues by geographic area follows (in thousands):

	Three months ended September 30, 2010
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$13,660	$3,397	$148	$—	$17,205
Maintenance and services revenues	9,394	1,306	205	299	11,204

Total	$23,054	$4,703	$353	$299	$28,409

	Three months ended September 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$17,959	$644	$439	$—	$19,042
Maintenance and services revenues	8,694	599	217	316	9,826

Total	$26,653	$1,243	$656	$316	$28,868

	Nine months ended September 30, 2010
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$31,463	$10,660	$375	$—	$42,498
Maintenance and services revenues	30,591	3,562	654	896	35,703

Total	$62,054	$14,222	$1,029	$896	$78,201

	Nine months ended September 30, 2009
	Americas	Europe	Asia	Other	Total
Revenues:
Product revenues	$56,313	$4,302	$565	$—	$61,180
Maintenance and services revenues	26,297	2,555	653	988	30,493

Total	$82,610	$6,857	$1,218	$988	$91,673

Revenues from external customers in the United States were $22.3 million and $25.5 million for the three months ended September 30, 2010 and 2009, respectively, and $59.6 million and $79.4 million for the nine months ended September 30, 2010 and 2009, respectively. Revenues from external customers in the United Kingdom were $3.6 million and $135,000 for the three months ended September 30, 2010 and 2009, respectively and $9.8 million and $545,000 for the nine months ended September 30, 2010 and 2009, respectively.

At December 31, 2009 and September 30, 2010, the Company’s property and equipment, net of accumulated depreciation and intangible assets net of amortization was as follows (in thousands):

	December 31, 2009	September 30, 2010
Property and equipment, net of accumulated depreciation in the United States	$34,926	$34,989
Property and equipment, net of accumulated depreciation in other countries	2,626	3,315

	$37,552	$38,304

Intangible assets, net of accumulated amortization in the United States	$3,818	$3,293

Note 14. Equity Investment in ANP

Effective January 2008, Cogent and ANP Technologies, Inc. (“ANP”), a biological detection company producing nano-assays entered into an agreement whereby Cogent obtained 20% of the outstanding shares of ANP in exchange for $3 million in cash and the transfer of Cogent’s reader technology, applicable only for the biological market. Cogent’s investment in ANP is accounted for under the equity method. The Company’s share of its equity in earnings of the investee, which totaled $189,000 and $14,000 during the three months ended September 30, 2010 and 2009 and $181,000 and $182,000 during the nine months ended September 30, 2010 and 2009, respectively, are reported in the Other, net line item in the Company’s condensed consolidated statement of income.

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

During the normal course of business, the Company may be subject to litigation involving various business matters. Between August 31 and September 16, 2010, ten purported class action lawsuits were filed against Cogent, its directors and, in some of the complaints, 3M and Purchaser, in connection with Cogent’s transaction with 3M. Three suits were filed in Delaware Chancery Court, six were filed in California Superior Court for Los Angeles County, and one in the U.S. District Court for the Central District of California. These suits allege that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Cogent by seeking to sell Cogent through an allegedly unfair process and for an unfair price and on unfair terms. The suits seek various equitable relief that would delay or enjoin the merger based on allegations regarding the process by which offers or potential offers were evaluated by Cogent.

On September 24, 2010, the California state cases were ordered stayed pending a status conference set for November 2, 2010. That status conference was subsequently continued by the Court until December 16, 2010. The Delaware cases were consolidated, and on October 5, 2010, Delaware Chancery Court Vice Chancellor Donald F. Parsons, Jr. denied plaintiffs’ motion for a preliminary injunction to enjoin the offer. The plaintiff in the suit filed in United States District Court for the Central District of California moved for expedited proceedings and on October 7, 2010, the court denied plaintiff’s motion. On October 19, 2010, the Delaware Supreme Court refused a shareholder plaintiff’s petition that the Court accept an interlocutory appeal from the Delaware Chancery Court’s October 5, 2010 opinion denying plaintiff’s motion for an injunction to enjoin the offer. On November 1, 2010, defendants filed a motion to dismiss the Delaware lawsuits, which will be scheduled for a hearing at a later date.

Cogent believes the allegations in the lawsuits are without merit, and is defending the actions vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which relate to future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report.

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

On August 29, 2010, Cogent, 3M Company (“3M”) and Ventura Acquisition Corporation (“Purchaser”), a wholly owned subsidiary of 3M, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser agreed to purchase all outstanding shares of the common stock, $0.001 par value per share, of Cogent (the “Shares”) at a price of $10.50 per Share, net to the seller in cash (the “Offer Price”), without interest thereon and less any required withholding taxes upon the terms and subject to the conditions set forth in the Offer to Purchase dated September 10, 2010 (as amended or supplemented, the “Offer to Purchase”), and the related Letter of Transmittal (which, together with the Offer to Purchase, constitute the “Offer”).

On October 26, 2010, Purchaser completed the Offer and as of such date owned approximately 64.9 million Shares, representing approximately 73.3 percent of Cogent’s outstanding Shares. As a result of the Offer, Cogent is a “controlled company” under the NASDAQ corporate governance rules, and therefore is entitled to exemptions from certain of the NASDAQ corporate governance rules. Among other things, Cogent is not required to have a majority of its directors be independent. 3M has exercised its rights under the Merger Agreement to designate members of Cogent’s board of directors, and 3M’s designees currently constitute a majority of Cogent’s board.

As contemplated by the terms of the Merger Agreement, 3M expects to acquire the remaining Shares in a second-step merger in which each outstanding Share that was not acquired by Purchaser in the Offer (and other than Shares as to which appraisal rights under Delaware law are properly exercised) will be converted into the right to receive the Offer Price (without interest and subject to applicable withholding taxes) and Cogent will become a wholly-owned subsidiary of 3M. The second-step merger will be completed following approval of the merger at a special meeting of Cogent shareholders to be held on December 1, 2010. Purchaser will vote all of the Shares it acquired in the Offer in favor of approving and adopting the Merger Agreement, and such vote is sufficient to assure approval and adoption of the Merger Agreement at the special meeting. As a result, the affirmative vote of other Cogent shareholders is not required to approve and adopt the Merger Agreement. After the merger is completed, (i) Cogent shareholders (other than 3M and its affiliates) will no longer have any interest in, and no longer be shareholders of, Cogent, and will not participate in any of Cogent’s future earnings or growth, (ii) the Shares will no longer be listed on the NASDAQ Global Select Market and price quotations with respect to the Shares in the public market will no longer be available; and (iii) the registration of the Shares under the Securities Exchange Act of 1934, as amended, will be terminated.

Security holders are advised to read the proxy statement and other documents for use at the special meeting of shareholders of Cogent because they contain important information. A definitive proxy statement and form of proxy has been mailed to shareholders of Cogent and, along with other relevant documents, is available at no charge at the Securities and Exchange Commission’s website at http://www.sec.gov or by contacting Georgeson, Inc. toll-free at 800-509-0976, collect at 212-440-9800 or at 199 Water Street, 26th Floor, New York, New York 10038. Information relating to the participants in the proxy solicitation in connection with the special meeting of shareholders is contained in the proxy statement.

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

We market our solutions primarily to U.S. and foreign government agencies and law enforcement agencies. In a typical contract with a government agency for an initial AFIS deployment, we agree to design the AFIS, supply and install equipment and software and integrate the AFIS within the agency’s existing network infrastructure. These initial deployment contracts frequently require significant modification or customization of our solution as part of our integration services. These contracts provide for billings up to a fixed price total contract value upon completion of agreed milestones or deliveries, with each milestone or delivery typically having a value specified in the contract. These customers usually impose specific performance and acceptance criteria that must be satisfied prior to invoicing for each milestone or delivery. When customers purchase AFIS solutions that do not require significant modification or customization of our software, whether as an initial deployment or as an expansion of an existing AFIS, we typically agree to deliver the products and perform limited installation services subject to customer-specific acceptance criteria. Certain of our customers, including the Department of Homeland Security, or DHS, submit purchase orders under blanket purchase order agreements. Blanket purchase order agreements set out the basic terms and conditions of our arrangement with the customer and simplify the procedures for ordering our products to avoid administrative processes that would otherwise apply, particularly with the federal government. The billing of these contracts is generally tied to delivery and acceptance of specific AFIS equipment, usually our PMA servers or live-scans. Most of our contracts for AFIS solutions also include an ongoing maintenance obligation that we honor over a term specified in the deployment contract or the blanket purchase order agreement. The nature of our business and our customer base is such that we negotiate a set of unique terms for each contract that are based upon the purchaser’s standard form of documentation.

The most significant portion of our revenues in the most recent three fiscal years has been derived from sales to the DHS. The DHS uses our solutions in connection with the implementation of the United States Visitor and Immigrant Status Indicator Technology, or US-VISIT, program.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of product revenues consists principally of compensation costs incurred in designing, integrating, installing and customizing AFIS solutions, the costs associated with manufacturing, assembling and testing our AFIS solutions and utilizing subcontractors. A substantial portion of these costs represents components, such as servers, integrated circuits, workstations, live-scans and other hardware. Cost of product revenues also includes related overhead, compensation, final assembly, quality-assurance, inventory management, support costs and payments to contract manufacturers that perform assembly functions. Cost of maintenance and services revenues consists of customer support costs and training and professional service expenses, including compensation. Cost of revenues also includes share-based compensation allocable to personnel performing services related to cost of revenues. Our gross margin is affected by many factors, including our mix of products and the amount of third party hardware included in our AFIS solutions. Other factors that may affect our gross margin include changes in selling prices of our products, maintenance and services, fluctuations in demand for our products, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components and new product introductions by us and our competitors and agreements entered into with our subcontractors.

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

•

Revenue associated with contracts where sufficient VSOE cannot be established for the allocation of revenue to the various elements of the arrangement is deferred until the earlier of the point at which (i) such sufficient VSOE is established or (ii) all elements of the arrangement have been delivered, except for when the only undelivered element in the arrangement for which VSOE has not been established is maintenance. In these instances revenue is recognized ratably over the contractual maintenance term, but in accordance with Rule 5-03(b)(1) of Regulation S-X, the Company allocates a portion of the revenues recognized to maintenance revenues based on an analysis of historical maintenance renewals, and the residual is allocated to product revenues. Revenues recognized under such arrangements were $1.2 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. Revenues recognized under such arrangements were $6.1 million and $9.1 million for the three and nine months ended September 30, 2010, respectively.

As a result of our analysis of historical maintenance renewals, we determined we no longer had sufficient pricing consistency of maintenance renewals to establish VSOE of maintenance for our AFIS arrangements bundled with maintenance that have been executed since the three months ended June 30, 2009 and for the arrangements consisting of stand-alone Livescans that have been executed since the three months ended March 31, 2010. During the three and nine months ended September 30, 2010 the impact on such arrangements was the deferral of $28.8 million and $38.6 million, respectively of revenue that would have otherwise been recognized. Any new AFIS arrangements or arrangements for stand-alone Livescans that we execute in future periods in which maintenance becomes the only undelivered element and we are unable to establish VSOE of maintenance, would typically result in the total payments due under the arrangement being deferred and recognized as revenue, subject to the Rule 5-03(b)(1) allocation, ratably over the contractual maintenance term.

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

Accounting for Taxes. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. As of September 30, 2010, our net deferred tax assets were $22.2 million. Management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to make or adjust valuation allowances with respect to our deferred tax assets, which could materially impact our financial position and results of operations. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

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

Results of Operations

The following table sets forth selected statements of income data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2010	2009	2010
Consolidated Statements of Income Data:
Revenues:
Product revenues	66.0%	60.6%	66.7%	54.3%
Maintenance and services revenues	34.0	39.4	33.3	45.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	33.4	28.4	25.0	28.5
Cost of maintenance and services revenues	13.4	17.0	12.9	18.1

Total cost of revenues	46.8	45.4	37.9	46.6

Gross profit	53.2	54.6	62.1	53.4

Operating expenses:
Research and development	13.7	14.8	12.1	15.2
Selling and marketing	11.7	12.9	10.8	12.5
General and administrative	7.4	22.4	8.7	14.3
Income from settlement of lawsuit	—	(0.1)	—	(0.2)

Total operating expenses (income)	32.8	50.0	31.6	41.8

Operating income	20.4	4.6	30.5	11.6
Interest income	8.4	7.0	9.2	7.6
Other, net	0.5	2.0	0.3	1.2

Income before income taxes	29.3	13.6	40.0	20.4
Income tax provision	9.7	4.0	14.8	7.0

Net income	19.6%	9.6%	25.2%	13.4%

Comparison of Results for the three months ended September 30, 2010 and 2009

Revenues . Revenues were $28.4 million for the three months ended September 30, 2010, compared to $28.9 million for the three months ended September 30, 2009. Product revenues were $17.2 million for the three months ended September 30, 2010, compared to $19.0 million for the three months ended September 30, 2009. The $1.8 million decrease in product revenues was driven primarily by a $2.6 million decrease in product revenue recognized from the DHS and a $2.5 million decrease in product revenue in connection with our Maryland contract. This decrease was partially offset by $3.3 million of product revenue recognized related to UK Post Office.

Maintenance and services revenues increased to $11.2 million for the three months ended September 30, 2010 from $9.8 million for the three months ended September 30, 2009. The increase of $1.4 million, or 14.3%, was primarily due to an increase in maintenance renewals and engineering services associated with an increasing base of customers.

Gross Profit. Gross profit as a percentage of revenues was 54.6% for the three months ended September 30, 2010, compared to 53.2% for the three months ended September 30, 2009. Product gross margins were 53.1% for the three months ended September 30, 2010 compared to 49.4% for the three months ended September 30, 2009. The increase in margins on product revenues was primarily due to recognizing a greater portion of product revenues from software intensive solutions.

Costs of maintenance and service revenues were $4.8 million for the three months ended September 30, 2010 compared to $3.9 million for the three months ended September 30, 2009. Expenses relating to these costs increased as a percentage of revenues from 13.4% for the three months ended September 30, 2009 to 17.0% for the three months ended September 30, 2010. This increase was primarily the result of higher maintenance expenses associated with an increasing base of customers. Gross margins on maintenance and services decreased from 60.6% during the three months ended September 30, 2009 to 56.9% during the three months ended September 30, 2010 primarily due to higher maintenance expenses.

Research and Development. Research and development expenses increased 7.7% to $4.2 million for the three months ended September 30, 2010 from $3.9 million for three months ended September 30, 2009. The increase in research and development expenses was primarily due to an increase in salary expense and other labor related costs driven by an increase in research and development headcount. In connection with our effort to develop new products and enhance our current product offerings, we increased research and development headcount by 14% to 178 as of September 30, 2010 from 156 as of September 30, 2009.

Selling and Marketing. Selling and marketing expenses increased $300,000, or 8.8%, to $3.7 million for the three months ended September 30, 2010, compared to $3.4 million for the three months ended September 30, 2009. The increase in selling and marketing expenses was primarily due to an increase in salary expense and other labor related costs of $226,000. The increase in labor related costs was driven by an increase in headcount to support business development and proposal activities.

General and Administrative. General and administrative expenses increased by $4.2 million from $2.2 million for the three months ended September 30, 2009 to $6.4 million for the three months ended September 30, 2010. The increase in general and administrative expenses was primarily due to legal and professional service fees and expenses relating to our transaction with 3M Company. Specifically, this increase includes $2.1 million in legal fees and $1.3 million in professional service expenses.

Interest Income. We earned interest income of $2.0 million during the three months ended September 30, 2010, compared to $2.4 million during the three months ended September 30, 2009. The decrease in interest income was primarily due to a lower cash balance, holding a higher amount of securities issued or guaranteed by the U.S. Government which have lower interest rates than other investments, and a decrease in interest rates in general.

Income Tax Provision. We recognized an income tax provision of $1.1 million during the three months ended September 30, 2010. Our effective tax rate of 29.3% for the three months ended September 30, 2010 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction, state research and development credits, benefits resulting from the disqualifying disposition of incentive stock options, and benefits resulting from tax exempt interest income. We recognized an income tax provision of $2.8 million, with an effective tax rate of 33.1%, during the three months ended September 30, 2009.

Comparison of Results for the nine months ended September 30, 2010 and 2009

Revenues. Revenues were $78.2 million for the nine months ended September 30, 2010, compared to $91.7 million for the nine months ended September 30, 2009. Product revenues were $42.5 million for the nine months ended September 30, 2010, compared to $61.2 million for the nine months ended September 30, 2009. The $18.7 million decrease in product revenues was primarily due to a decrease in product revenues recognized from the DHS of $26.3 million and a $6.0 million decrease in product revenue in connection with contracts such as HP Italy, Spain and Maryland. This decrease was partially offset by an increase of $7.8 million of revenue from Northrop Grumman and $9.3 million of revenue recognized from the UK Post Office.

Maintenance and services revenues increased to $35.7 million for the nine months ended September 30, 2010 from $30.5 million for the nine months ended September 30, 2009. The increase of $5.2 million, or 17.0%, was primarily due to an increase in maintenance renewals and engineering services associated with an increasing base of customers.

Gross Profit. Gross profit as a percentage of revenues was 53.4% for the nine months ended September 30, 2010, compared to 62.1% for the nine months ended September 30, 2009. Product gross margins were 47.5% for the nine months ended September 30, 2010, compared to 62.5% for the nine months ended September 30, 2009. The decline in margins on product revenues was primarily due to a change in the mix of products sold during the nine months ended September 30, 2010. During the nine months ended September 30, 2010 we recognized a greater portion of our revenues from hardware intensive solutions, such as provided to the UK Post Office, which typically have lower margins than our software intensive solutions.

Costs of maintenance and service revenues increased $2.2 million, or 18.5%, to $14.1 million for the nine months ended September 30, 2010 from $11.9 million for the nine months ended September 30, 2009. This increase was primarily the result of higher maintenance expenses associated with an increasing base of customers. Margins on maintenance and services decreased slightly from 61.1% during the nine months ended September 30, 2009 to 60.5% during the nine months ended September 30, 2010.

Research and Development. Research and development expenses increased $0.8 million, or 7.2%, to $11.9 million for the nine months ended September 30, 2010, compared to $11.1 million for the nine months ended September 30, 2009. The increase in research and development expenses was primarily due to an increase in salary expenses and other labor related costs driven by an increase in research and development headcount. In connection with our effort to develop new products and enhance our current product offerings, we increased research and development headcount by 14% to 178 as of September 30, 2010 from 156 as of September 30, 2009.

Selling and Marketing. Selling and marketing expenses remained relatively flat at $9.8 million for the nine months ended September 30, 2010, compared to $9.9 million for the nine months ended September 30, 2009.

General and Administrative. General and administrative expenses increased $3.3 million, or 41.8%, to $11.2 million for the nine months ended September 30, 2010 from $7.9 million for the nine months ended September 30, 2009. The increase in general and administrative expenses was primarily due to legal and professional service fees and expenses relating to our transaction with 3M Company. Specifically, this increase includes $2.1 million in legal fees and $1.3 million in professional service expenses.

Interest Income. We earned interest income of $6.0 million during the nine months ended September 30, 2010, compared to $8.4 million during the nine months ended September 30, 2009. The decrease in interest income was primarily due to a lower cash balance, holding a higher amount of securities issued or guaranteed by the U.S. Government which have lower interest rates than other investments, and a decrease in interest rates in general.

Income Tax Provision. We recognized an income tax provision of $5.5 million during the nine months ended September 30, 2010. Our effective tax rate of 34.4% for the nine months ended September 30, 2010 represents federal, state and foreign taxes on our income reduced primarily as a result of the production activities deduction, state research and development credits, benefits resulting from the disqualifying disposition of incentive stock options, and benefits resulting from tax exempt interest income. We recognized an income tax provision of $13.6 million, with an effective tax rate of 37.1%, during the nine months ended September 30, 2009. Our effective rate decreased from the nine months ended September 30, 2009 compared to September 30, 2010 due primarily to a tax law change in California with respect to apportioning income that resulted in additional tax provision expense in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Since our inception we have financed our operations by generating cash from operations. Since September 2004 we have supplemented our cash resources through public offerings of our common stock, raising $228.6 million in our initial public offering in September 2004 and $96.8 million in a subsequent public offering in June 2005. As of September 30, 2010, we had $33.0 million in cash and $500.2 million in investments in marketable securities.

Cash provided by operations

In addition to our net income, the key drivers of our cash flows from operations are changes in accounts receivable, inventory, deferred revenues and deferred income taxes and taxes payable. The effect of these key drivers on our cash provided by operations for the nine months ended September 30, 2009 and 2010 was as follows:

	Nine months Ended September 30,
	2009	2010
	(in thousands)
Key Drivers of Cash Provided by Operations
Net income	$23,097	$10,491
Changes in:
Billed and unbilled accounts receivable	13,067	(11,103)
Inventory and contract related costs	(1,274)	(15,830)
Deferred revenues	1,242	46,499
Prepaids and other assets	612	(13,311)
Accounts payable and accrued expenses	10,757	2,173
Net other activity	10,896	6,482

Net cash provided by operating activities	$58,397	$25,401

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

Cash provided by operating activities was reduced by $33.0 million over the prior year same period primarily due to the decrease in net income compounded by an increase in income tax payments of $8.1 million as well as an increase in accounts receivable and inventory and contract related costs. The increase in accounts receivable for the nine months ended September 30, 2010 is primarily due to the timing of billing and the related collections for DHS. During the three months ended September 30, 2009 we experienced strong cash collections on our accounts receivable balances which contributed to the cash provided by operations during that period.

The increase in deferred revenues of $46.5 million during the nine months ended September 30, 2010 was primarily due to an increase in deferred revenue of $28.2 million from DHS orders as well as deferred revenue of $18.3 million from other contracts including Ecuador, the U.K. National Mobile Identification Project and the U.K. Post Office.

The increase in inventory and contract related costs of $15.8 million during the nine months ended September 30, 2010 was primarily due to the build-up of inventory for fulfillment of equipment requirements for various projects such as the U.K. National Mobile Identification Project and U.K. Post Office contracts.

Our cash flows from income taxes could be impacted depending on the timing of disqualifying dispositions. To the extent we have previously recorded share-based compensation expense related to incentive stock options we record the benefit from the disqualifying disposition of incentive stock options as a reduction to our provision for income taxes.

Cash Used In Investing Activities

Net cash used in investing activities was $56.2 million and $10.9 million for the nine months ended September 30, 2009 and 2010, respectively. Investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures, which generally consisted of computer equipment and software for our engineering, service and information technology departments. Cash used of $54.0 million and $7.7 million during the nine months ended September 30, 2009 and 2010, respectively, represented the net change in the balance of investments due to purchases and sales of available-for-sale securities. Capital expenditures, which consisted primarily of computer equipment and software for our engineering, service and information technology departments, were $2.3 million and $3.2 million for the nine months ended September 30, 2009 and 2010, respectively.

Cash Used In Financing Activities

Cash provided by (used) in financing activities was $246,000 and $(10.1) million for the nine months ended September 30, 2009 and 2010, respectively. Proceeds from the exercise of stock options were $281,000 and $758,000 during the nine months ended September 30, 2009 and 2010, respectively. We classified the cash flows resulting from the excess tax benefits from share-based compensation as financing cash flows.

On November 3, 2009, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this repurchase program, we repurchased, in the open market, a total of 481,785 shares during July and August 2010 at an aggregate cost of $4.2 million and a total of 769,477 shares during the three months ended June 30, 2010 at an aggregate cost of $6.7 million. In accordance with the terms of the Merger Agreement (which prohibits us from purchasing any of our shares), we have not purchased any of our shares since August 29, 2010, and we do not intend to make any further purchases under the repurchase program.

We currently have no material cash commitments, except our normal recurring trade payables, expense accruals and operating leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations.

At September 30, 2010 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose, or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Commitments and contingencies as discussed in the Note 15 to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $4.7 million as of September 30, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

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

Other new pronouncements issued but not effective until after September 30, 2010, are not expected to have a significant effect on our consolidated financial position or results of operations.

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

Between August 31 and September 16, 2010, ten purported class action lawsuits were filed against Cogent, its directors and, in some of the complaints, 3M and Purchaser, in connection with Cogent’s transaction with 3M. Three suits were filed in Delaware Chancery Court, six were filed in California Superior Court for Los Angeles County, and one in the U.S. District Court for the Central District of California. These suits allege that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Cogent by seeking to sell Cogent through an allegedly unfair process and for an unfair price and on unfair terms. The suits seek various equitable relief that would delay or enjoin the merger based on allegations regarding the process by which offers or potential offers were evaluated by Cogent.

Additional details regarding the ten lawsuits are as follows:

Court	Filing Date	Case Name	Case Number
Court of Chancery of the State of Delaware	September 15, 2010	Cockle v. Cogent, Inc.	5819-VCP

Court of Chancery of the State of Delaware	September 1, 2010	St. Nevan US Ltd. v. Cogent, Inc.	5780-VCP

Court of Chancery of the State of Delaware	September 1, 2010	Bell v. Hsieh	5784-VCP

Superior Court of California, County of Los Angeles	September 13, 2010	Berman v. Cogent, Inc.	BC445456

Superior Court of California, County of Los Angeles	September 10, 2010	Kepple v. Hsieh	BC445362

Superior Court of California, County of Los Angeles	September 8, 2010	Berman v. Cogent, Inc.	BC445189

Superior Court of California, County of Los Angeles	September 2, 2010	Gusinsky Revocable Trust v. Cogent, Inc.	BC444852

Superior Court of California, County of Los Angeles	August 30, 2010	Slovin v. Cogent, Inc.	BC444654

Superior Court of California, County of Los Angeles	September 16, 2010	Lau v. Cogent, Inc.	BC445738

United States District Court, Central District of California	September 16, 2010	Shanhan v. Cogent, Inc.	CV-10-6911- RGK-FMOX

On September 24, 2010, the California state cases were ordered stayed pending a status conference set for November 2, 2010. That status conference was subsequently continued by the Court until December 16, 2010. The Delaware cases were consolidated, and on October 5, 2010, Delaware Chancery Court Vice Chancellor Donald F. Parsons, Jr. denied plaintiffs’ motion for a preliminary injunction to enjoin the offer. The plaintiff in the suit filed in United States District Court for the Central District of California moved for expedited proceedings and on October 7, 2010, the court denied plaintiff’s motion. On October 19, 2010, the Delaware Supreme Court refused a shareholder plaintiff’s petition that the Court accept an interlocutory appeal from the Delaware Chancery Court’s October 5, 2010 opinion denying plaintiff’s motion for an injunction to enjoin the offer. On November 1, 2010, defendants filed a motion to dismiss the Delaware lawsuits, which will be scheduled for a hearing at a later date.

Cogent believes the allegations in the lawsuits are without merit, and is defending the actions vigorously.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common stock we made during the quarterly period ended September 30, 2010:

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	4,550	$8.77	4,550	$91,106,133
August 1, 2010 – August 31, 2010	477,235	8.68	477,235	86,964,565
September 1, 2010 – September 30, 2010	—	—	—	86,964,565

Total	481,785	$8.68	481,785	$86,964,565

(1)	On November 3, 2009, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a 12 month period beginning on November 13, 2009 and expiring on November 12, 2010. Acting pursuant to this repurchase program, we repurchased, in the open market, a total of 481,785 shares during July and August 2010 at an aggregate cost of $4.2 million. In accordance with the terms of the Merger Agreement (which prohibits us from purchasing any of our shares), we have not purchased any of our shares since August 29, 2010, and we do not intend to make any further purchases under the repurchase program.

Item 6.	Exhibits

Exhibit Number	Description of Documents
2.1(1)	Agreement and Plan of Merger, dated August 29, 2010, by and among 3M Company, Ventura Acquisition Corporation and Cogent, Inc.

10.1(2)	Voting and Tender Agreement, dated August 29, 2010, by and among 3M Company and the stockholders listed on Schedule A thereto.

10.2(1)#	Amendment to Employment Agreement, dated August 29, 2010, by and between the Company and Paul Kim

10.3(1)#	Retention Letter Agreement, dated August 29, 2010, by and among 3M Company, the Company and Ming Hsieh

10.4(1)#	Retention Letter Agreement, dated August 29, 2010, by and among 3M Company, the Company and Paul Kim

10.5(1)#	Retention Letter Agreement, dated August 29, 2010, by and among 3M Company, the Company and James Jasinski

10.6(1)#	Retention Letter Agreement, dated August 29, 2010, by and among 3M Company, the Company and Michael Hollowich

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.
(2)	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 3, 2010.
#	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cogent, Inc.

By:	/s/ Paul Kim
Paul Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2010